Form 10-Q
period 2026-06-30
QumulusAI, Inc.
filed 2026-08-25
CIK 2084026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number: 001-43398

QUMULUSAI, INC.

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	92-2681813 (I.R.S. Employer Identification No.)
817 W Peachtree Street NW, Suite 935 Atlanta, Georgia 30308 (Address of principal executive offices) (Zip Code)

(877) 420-9242
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value per share	QMLS	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 20, 2026, there were 33,458,515 shares of common stock of the registrant outstanding.

QUMULUSAI, INC.

FORM 10-Q

June 30, 2026

This quarterly report on Form 10-Q contains certain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. For more information, see “Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”

As used in this report, references to “QumulusAI,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to QumulusAI, Inc. and its subsidiaries, all of which are consolidated on the Company’s consolidated financial statements.

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

PART I—FINANCIAL INFORMATION

ITEM 1.         UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUMULUSAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash	$19,967,188	$11,712,493
Restricted cash	19,925,104	—
Accounts receivable, net of allowance for credit losses of $365,133 and $2,263 as of June 30, 2026 and December 31, 2025, respectively	11,058,423	57,889
Prepaid expenses and other current assets	2,253,755	1,134,851
Total current assets	53,204,470	12,905,233
Property and equipment, net	44,006,002	12,502,886
Operating right-of-use assets, net	1,374,332	1,438,970
Finance right-of-use assets, net	47,919,004	6,996,077
Equity method investments	—	4,227,130
Investment in equity securities	1,000,000	—
Deposits on power equipment	26,022,880	13,622,641
Goodwill	31,416,827	31,416,827
Intangible assets, net	7,227,864	7,268,513
Other assets	2,830,837	1,356,216
Total assets	$215,002,216	$91,734,493

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,546,971	$1,248,175
Dividend payable	359,188	359,188
Accrued expenses and other current liabilities	4,676,188	2,833,337
Deferred revenue	30,460,939	—
Current portion of notes payable	1,158,583	1,684,554
Current portion of notes payable - related party	2,000,000	3,848,915
Current portion of USD.AI protocol loans	6,892,685	—
Operating lease liabilities - current portion	106,795	97,463
Finance lease liabilities - current portion	13,067,517	1,645,069
Deferred tax liability	238,317	423,381
Total current liabilities	66,507,183	12,140,082
Long-term notes payable, net of current portion	5,917,155	6,241,948
Operating lease liabilities	1,459,005	1,497,549
Finance lease liabilities	32,708,652	5,179,828
Warrant liability	2,968,793	1,382,955
Additional convertible notes option liability	38,721,000	—
USD.AI protocol loans, net of current portion	12,020,692	—
Convertible note payable	55,481,000	—
Total long-term liabilities	149,276,297	14,302,280
Total liabilities	215,783,480	26,442,362

Commitments and contingencies (Note 24)

Shareholders’ Equity (Deficit)
Common stock - no par value; 500,000,000 shares authorized, 31,727,001 and 31,367,559 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	99,393,515	93,400,180
Additional paid-in capital	6,827,270	6,318,290
Accumulated deficit	(109,788,460)	(37,546,254)
Total shareholders’ equity (deficit) attributable to QumulusAI shareholders	(3,567,675)	62,172,216
Non-controlling interests	2,786,411	3,119,915
Total shareholders’ equity (deficit)	(781,264)	65,292,131
Total liabilities and shareholders’ equity (deficit)	$215,002,216	$91,734,493

See accompanying notes to unaudited condensed consolidated financial statements.

QUMULUSAI, INC. (FORMERLY GLOBAL DIGITAL HOLDINGS, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Revenue from cryptocurrency mining	$410,081	$148,038	$779,060	$295,839
Revenue from mining hosting services	693,778	1,625,701	1,642,205	3,349,152
Revenue from compute power	5,608,946	1,311,700	7,711,458	1,311,700
Total revenue	6,712,805	3,085,439	10,132,723	4,956,691

Costs and expenses
Cost of revenue	2,242,402	1,386,374	4,378,199	2,601,468
General and administrative expenses	4,342,620	2,454,605	8,250,275	3,263,676
Sales and marketing expenses	916,220	366,093	1,152,572	664,293
Depreciation and amortization expense	6,882,154	1,059,900	9,548,999	1,537,948
Total costs and expenses	14,383,396	5,266,972	23,330,045	8,067,385

Operating loss	(7,670,591)	(2,181,533)	(13,197,322)	(3,110,694)

Other income (expenses)
Income from equity method investments	—	629,816	21,994	864,320
Gain on sale of equity method investments	—	—	12,569,661	—
Gain on remeasurement of investment in TCM	—	14,549,536	—	14,549,536
Change in fair value of warrant liability	—	—	(1,585,838)	(692,103)
Change in fair value of digital assets	—	85,756	—	37,984
Change in fair value of convertible note	2,380,000	—	2,380,000	—
Change in fair value of additional convertible notes option	3,850,850	—	3,850,850	—
Gain on sale of property and equipment	1,034	—	36,298	—
Loss on issuance of convertible note	(19,241,000)	—	(73,881,850)	—
Loss on extinguishment of debt	—	(71,094)	—	(153,834)
Other income (expense), net	(113,905)	(7,527)	(187,750)	26,954
Interest expense, net	(2,045,748)	(601,260)	(2,584,024)	(940,946)
Total other income (expenses), net	(15,168,769)	14,585,227	(59,380,659)	13,691,911

Income (loss) before income tax expense	(22,839,360)	12,403,694	(72,577,981)	10,581,217

Income tax expense (benefit)	(63,154)	285,120	(185,064)	285,120

Net income (loss)	$(22,776,206)	$12,118,574	$(72,392,917)	$10,296,097

Net income (loss) in non-controlling interests	100,128	$—	(150,711)	$—

Net income (loss) attributable to common shareholders	$(22,876,334)	$12,118,574	$(72,242,206)	$10,296,097

Net income (loss) per share, basic	$(0.72)	$0.71	$(2.28)	$0.66
Net income (loss) per share, diluted	$(0.72)	$0.46	$(2.28)	$0.43

Weighted-average common stock outstanding, basic	31,740,634	16,983,356	31,680,098	15,500,358
Weighted-average common stock outstanding, diluted	31,740,634	26,486,792	31,680,098	24,239,377

See accompanying notes to unaudited condensed consolidated financial statements.

QUMULUSAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit) attributable to QumulusAI shareholders	Non-Controlling Interests	Total Shareholders’ Equity (Deficit)
Balance at January 1, 2026	—	$—	—	$—	—	$—	—	$—	31,367,559	$93,400,180	$6,318,290	$(37,546,254)	$62,172,216	$3,119,915	$65,292,131
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	—	—	172,070	1,932,770	—	—	1,932,770	—	1,932,770
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	121,870	—	121,870	—	121,870
Net loss	—	—	—	—	—	—	—	—	—	—	—	(49,365,872)	(49,365,872)	(250,839)	(49,616,711)
Balance at March 31, 2026	—	$—	—	$—	—	$—	—	$—	31,539,629	$95,332,950	$6,440,160	$(86,912,126)	$14,860,984	$2,869,076	$17,730,060
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	—	—	183,205	4,048,064	—	—	4,048,064	—	4,048,064
Issuance of common stock for exercise of warrants	—	—	—	—	—	—	—	—	4,167	12,501	—	—	12,501	—	12,501
Issuance of warrants for services	—	—	—	—	—	—	—	—	—	—	74,659	—	74,659	—	74,659
Issuance of warrants as consideration payable to customer	—	—	—	—	—	—	—	—	—	—	192,512	—	192,512	—	192,512
Capital distributions to joint venture partners	—	—	—	—	—	—	—	—	—	—	—	—	—	(182,793)	(182,793)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	119,939	—	119,939	—	119,939
Net loss	—	—	—	—	—	—	—	—	—	—	—	(22,876,334)	(22,876,334)	100,128	(22,776,206)
Balance at June 30, 2026	—	$—	—	$—	—	$—	—	$—	31,727,001	$99,393,515	$6,827,270	$(109,788,460)	$(3,567,675)	$2,786,411	$(781,264)

Balance at January 1, 2025	4,713,515	$5,224,127	5,205,630	$10,027,471	3,663,841	$5,990,371	9,089,000	$9,008,512	12,835,535	$408,505	$2,007,227	$(33,256,873)	$(590,660)	$—	$(590,660)
Issuance of common stock, net of issuance cost	—	—	—	—	—	—	—	—	626,670	1,780,001	—	—	1,780,001	—	1,780,001
Issuance of Preferred Stock	—	—	—	—	—	—	14,000	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	17,344	—	17,344	—	17,344
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,822,477)	(1,822,477)	—	(1,822,477)
Balance at March 31, 2025	4,713,515	$5,224,127	5,205,630	$10,027,471	3,663,841	$5,990,371	9,103,000	$9,008,512	13,462,205	$2,188,506	$2,024,571	$(35,079,350)	$(615,792)	$—	$(615,792)
Issuance of common stock, net of issuance cost	—	—	—	—	—	—	—	—	22,700	117,027	—	—	117,027	—	117,027
Issuance of preferred stock upon partial conversion of convertible note	—	—	—	—	—	—	84,756	164,427	—	—	—	—	164,427	—	164,427
Issuance of Common Stock and Series D Preferred Stock for the acquisition of TCM	—	—	—	—	—	—	1,432,182	3,195,139	2,574,718	17,054,874	—	—	20,250,013	—	20,250,013
Exchange of TCM stock options resulting in issuance of stock options in acquisition	—	—	—	—	—	—	—	—	—	—	1,883,955	—	1,883,955	—	1,883,955
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	233,208	—	233,208	—	233,208
Net income	—	—	—	—	—	—	—	—	—	—	—	12,118,574	12,118,574	—	12,118,574
Balance at June 30, 2025	4,713,515	$5,224,127	5,205,630	$10,027,471	3,663,841	$5,990,371	10,619,938	$12,368,078	16,059,623	$19,360,407	$4,141,734	$(22,960,776)	$34,151,412	$—	$34,151,412

See accompanying notes to unaudited condensed consolidated financial statements.

QUMULUSAI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,392,917)	$10,296,097
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	4,967,754	1,537,948
Amortization of loan origination costs	33,883	17,187
Amortization of discount on convertible note	—	135,334
Bad debt expense	302,244	—
Amortization of premium on loan receivable	—	(16,281)
Non-cash interest expense	—	6,418
Recovery of credit losses	—	(36,921)
Amortization of right-of-use assets	4,645,883	462,598
Interest expense under finance lease obligations	1,756,748	133,297
Income from equity method investments	(21,994)	(864,320)
Gain on sale of equity method investments	(12,569,661)	—
Gain on remeasurement of investment in TCM	—	(14,549,536)
Change in fair value of warrant liability	1,585,838	692,103
Change in fair value of digital assets	—	(37,984)
Change in fair value of convertible note	(2,380,000)	—
Change in fair value of additional convertible notes option	(3,850,850)	—
Change in deferred taxes	(185,064)	285,120
Stock-based compensation	241,809	250,552
Issuance of warrants for services	74,659	—
Issuance of warrants as consideration payable to customer	192,512	—
Gain on sale of property and equipment	(36,298)	—
Loss on issuance of convertible note	73,881,850	—
Loss on extinguishment of debt	—	153,834
Changes in operating assets and liabilities:
Accounts receivable	(11,302,778)	37,057
Due from related party	—	(1,590)
Prepaid expenses and other current assets	(1,163,945)	(102,410)
Proceeds from sale of digital assets	102,068	1,438,271
Deposits	—	69,672
Mining of digital assets	(102,068)	(1,290,847)
Accounts payable	6,298,796	1,158,630
Accrued expenses	1,842,851	11,192
Deferred revenue	30,460,939	—
Operating lease liabilities	(29,212)	(30,219)
Intangible assets	(47,833)	(3,600)
Due to related party	—	(547,484)
Net cash provided by (used in) operating activities	22,305,214	(795,882)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(36,824,254)	(1,014,539)
Proceeds from sale of property and equipment	478,164	—
Proceeds from collections of loans receivable	—	285,654
Deposits on mining equipment	—	(313,088)
Deposits on power equipment	(14,146,100)	—
Data center set up costs	(1,474,621)	—
Purchase of equity securities	(1,000,000)	—
Proceeds from sale of U.S. dollar coin	—	391,584
Cash acquired as part of business acquisition	—	2,449,042
Proceeds from sale of equity method investments	16,559,622	—
Distributions from equity method investments	259,163	1,904,000
Distributions to joint venture partners	(182,793)	—
Net cash (used in) provided by investing activities	(36,330,819)	3,702,653

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	5,980,834	1,897,028
Repayments on finance lease obligations	(6,518,746)	(521,865)
Proceeds from convertible note payable	28,800,000	—
Proceeds from exercise of warrants	12,501	—
Payment of debt issuance costs	(2,249,000)	—
Proceeds from line of credit, net of issuance costs	20,268,245	—
Repayments of line of credit	(1,386,697)	(299,077)
Repayments of notes payable	(851,845)	(293,104)
Repayments of notes payable - related party	(1,849,888)	(453,388)
Repayments of convertible note payable - related party	—	(3,226,548)
Net cash provided by (used in) financing activities	42,205,404	(2,896,954)

NET CHANGE IN CASH AND RESTRICTED CASH	28,179,799	9,817

CASH AND RESTRICTED CASH, beginning of period	11,712,493	3,970,466

CASH AND RESTRICTED CASH, end of period	$39,892,292	$3,980,283

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$—	$—
Cash paid for interest	$2,229,681	$301,593

Non-cash financing and investing activities
Non-cash contribution to equity method investment	$—	$115,210
Issuance of Common Stock and Series D Preferred Stock for the acquisition of TCM	$—	$20,250,013
Exchange of TCM stock options resulting in issuance of stock options in acquisition	$—	$1,883,955
Issuance of preferred stock upon partial conversion of convertible note	$—	$164,427
Acquisition of right-of-use asset in exchange for lease obligations	$45,504,172	$5,820,225
Lease liabilities arising from obtaining right-of-use assets	$43,713,270	$6,078,929

See accompanying notes to unaudited condensed consolidated financial statements.

QUMULUSAI, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Nature of Operations

The Company

QumulusAI, Inc. (“QumulusAI” or the “Company”) is a cloud infrastructure company specializing in rapid deployment of graphics processing unit (“GPU”)-powered solutions for artificial intelligence (“AI”) applications, serving a critical market that is often overlooked by large-scale cloud providers (“hyperscalers”), which operate massive, standardized computing infrastructures primarily serving the largest enterprises. The Company’s platform delivers flexible, competitively priced, and customizable solutions for underserved small and mid-market customers—including machine learning teams, AI infrastructure startups, and research institutions—while also supporting the scale and complexity requirements of large enterprises, such as long-term deployments or supplemental on-demand compute capacity.

The Company traces its origins to WAHA Technologies, Inc. (“WAHA”) and WAHA, Inc. (renamed SPRE Commercial Group, Inc., or “SPRE”), both incorporated in 2019. SPRE focused on data center assets and operations, while WAHA specialized in blockchain managed services. In December 2022, the two entities completed a corporate roll-up to form Global Digital Holdings, Inc. and remain wholly owned subsidiaries of the Company. In April 2025 (after a substantial minority investment in October 2023), Global Digital Holdings, Inc. acquired The Cloud Minders, Inc. (“TCM”) (a company focused on GPU-as-a-Service (“GPUaaS”) assets and operations), now a wholly owned subsidiary, and rebranded the combined operations as QumulusAI. On August 18, 2025, Global Digital Holdings, Inc. changed its name to QumulusAI, Inc.

The Company’s Registration Statement on Form S-1, as amended (File No. 333-292514), filed in connection with the Company’s direct listing, was declared effective on July 14, 2026 by the Securities and Exchange Commission (the “SEC”), and the Company began trading publicly on the Nasdaq Global Market on July 16, 2026.

Reverse Stock Split

The Company effected a 1-for-3 reverse stock split (“Reverse Stock Split”) on September 30, 2025, pursuant to which every three shares of the Company’s issued and outstanding common stock were combined into one share of common stock. The Reverse Stock Split had no impact on the authorized number of shares of common stock, which continue to have no par value. Unless otherwise indicated, all share and per share information prior to the Reverse Stock Split date of September 30, 2025 in these unaudited condensed consolidated financial statements is retroactively adjusted to reflect the Reverse Stock Split, prior to the rounding of any fractional shares. Any fractional shares resulting from the Reverse Stock Split were rounded up to the next whole number of shares.

Going Concern

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. Management’s evaluations are based on relevant conditions and events that are known and reasonably knowable as of the date the financial statements were issued.

The Company has incurred recurring operating losses since inception resulting in an accumulated deficit of $109,788,460 as of June 30, 2026. For the six months ended June 30, 2026, the Company had operating cash inflows of $22,305,214 and had an operating loss of $13,197,322. The Company’s operations have been funded partially through the issuance of debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At June 30, 2026, the Company had cash of $19,967,188. The Company’s plans to alleviate the substantial doubt include receiving access to $19,925,104 in previously restricted cash as a result of the Company’s public listing and completing an additional $15,300,000 draw under the USD.AI protocol. The Company also entered into multiple significant revenue contracts in July 2026 for approximately $103,900,000 in future revenue in which the Company received approximately $20,900,000 in cash deposits. Accordingly, management concluded these plans will alleviate the substantial doubt about the Company’s ability to continue as a going concern for the one-year period extending from the date of issuance of these financial statements.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, WAHA, SPRE, SPRE Watonga OK, LLC (“Watonga”), and TCM and its partially owned consolidated entities, QAI Moon, LLC (“QAI Moon”), SPRE Brooklyn NY, LLC (“SPRE Brooklyn”) and SPRE NKC MO, LLC (“SPRE NKC”). The Company uses the equity method to account for investments in other companies if the investment provides management with the ability to exercise significant influence over the operating and financial policies of the investee. The condensed consolidated net loss includes the Company’s proportionate share of the net income or loss of these companies. Management’s judgment regarding the level of influence over each equity method investee includes considering key factors, such as ownership interest, representation on the board of directors and participation in policy-making decisions. All significant intercompany transactions and balances have been eliminated in consolidation. For financial and income tax reporting purposes, the Company has adopted a calendar year-end fiscal year.

Basis of Presentation

The unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information. Certain disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed consolidated financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. Accordingly, these unaudited condensed consolidated financial statements do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025, and related notes thereto included in the Company’s Registration Statement on Form S-1 as amended (File No. 333-292514).

Non-Controlling Interests

The Company follows ASC 810, Consolidation, which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated entities and the loss of control of those entities. NCI positions are reported as a separate component of consolidated shareholders’ equity from the equity attributable to QumulusAI’s shareholders for all years presented. The net income (loss) attributed to the NCIs is separately designated in the accompanying condensed consolidated statements of operations resulting from the Company’s controlling position in QAI Moon, SPRE Brooklyn and SPRE NKC.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation. Certain expenses that were previously classified as general and administrative were reclassified to sales and marketing on the condensed consolidated statements of operations.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Management’s estimates and assumptions include, but are not limited to, estimating the fair value of consideration of acquisitions, the accounting for business combinations and allocating purchase price, valuation and estimating the useful life of identifiable intangible assets, valuation of goodwill, estimates used for forecast in business combinations, allowance for credit losses, financial instruments recorded at a fair value on a recurring basis, revenue recognition from digital asset mining, collectability of accounts receivable, valuation of convertible note payable, fair value of assets and liabilities assumed in acquisitions, valuation of stock-based awards, salvage values and estimated useful lives of property and equipment, valuation of deferred taxes and uncertain tax positions, valuation of common stock and warrant liabilities, and other assumptions used to measure stock-based compensation, calculation of incremental borrowing rate, and estimates for transfers of investments and valuation of assets. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment, and experience.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company maintains cash balances in various financial institutions. At times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limit. As of June 30, 2026 and December 31, 2025, interest-bearing accounts and non-interest bearing accounts were insured by the Federal Deposit Insurance Corporation up to $250,000 per financial institution. In lieu of insurance, the financial institution may collateralize the commercial paper with U.S. government securities, in which case they become repurchase agreements. The Company has not experienced any losses in such accounts and monitors the credit worthiness of the financial institutions with which they conduct business. Management believes that the Company is not exposed to significant credit risk with respect to its cash balances.

The Company is exposed to counterparty risk through the deposits it places with suppliers of equipment to secure orders and delivery dates. The risk of a supplier failing to meet its contractual obligations may result in late deliveries of equipment needed to fulfill customer orders. The Company attempts to mitigate this risk by procuring hardware from larger, more established suppliers and those whom the Company has existing relationships and knowledge of their reputation in the market.

During the three months ended June 30, 2026, the Company had four customers that accounted for approximately 90% of the Company’s total revenues. During the three months ended June 30, 2025, the Company had three customers that accounted for approximately 84% of the Company’s total revenues.

During the six months ended June 30, 2026, the Company had four customers that accounted for approximately 86% of the Company’s total revenues. During the six months ended June 30, 2025, the Company had three customers that accounted for approximately 81% of the Company’s total revenues.

For each significant customer, revenue as a percentage of total revenue are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Customers	2026	2025	2026	2025
Customer A	9%	35%	14%	44%
Customer B	36%	38%	39%	23%
Customer C	—%	11%	—%	14%
Customer D	35%	—%	25%	—%
Customer E	10%	—%	8%	—%

Cash and Restricted Cash

For purposes of the condensed consolidated balance sheets and condensed consolidated statements of cash flows, the Company considers cash in operating bank accounts and cash on hand as cash.

Cash that is restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash in current assets on our condensed consolidated balance sheets. At June 30, 2026, the Company had a restricted cash balance of $19,925,104. Following the Company’s direct listing, the Company does not have any restricted cash balance.

The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2026	December 31, 2025
Cash	$19,967,188	$11,712,493
Restricted cash	19,925,104	—
Total cash and restricted cash shown in the condensed consolidated statements of cash flows	$39,892,292	$11,712,493

Digital Assets

Crypto Assets

The Company accounts for crypto assets in accordance with ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires entities to measure certain crypto assets at fair value with changes recognized in the condensed consolidated statements of operations for each reporting period. The Company’s crypto assets, Bitcoin and Ethereum Classic (“ETC”), which have not been determined to be stablecoins or derivatives, are within the scope of ASU 2023-08. The Company has deemed the price of crypto assets to be a Level 1 input under ASC 820 hierarchy as these were based on observable quoted prices in the Company’s principal market for identical assets. The Company’s crypto assets are received in exchange for services transferred to a customer and are converted to cash daily. Cash proceeds from the sale of digital assets are classified within operating activities in the Company’s consolidated statements of cash flows.

The Company acquires crypto assets through its network operations and holds these crypto assets. Each crypto asset acquisition is considered its own “lot” with its own cost basis based on the crypto asset-to-U.S. dollar (“USD”) conversion price from the Company’s principal market at time of acquisition. Any realized gain/loss on the disposition of crypto assets is calculated on a weighted-average basis.

Principal Market and Fair Value Determination

To determine which market is the Company’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of determining fair value of individual digital assets, the Company follows ASC 820, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820 determines fair value to be the price that would be received for digital assets in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820 requires the Company to assume that the digital asset is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Company transacts in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB Master Glossary (collectively, “Digital Asset Markets”). In determining which of the eligible Digital Asset Markets is the Company’s principal market, the Company reviews these criteria in the following order:

●	First, the Company determines which Digital Asset Markets for the relevant digital asset are accessible to the Company.
●	Second, the Company sorts the remaining Digital Asset Markets from high to low by market-based volume of the digital asset traded on each Digital Asset Markets in the trailing twelve months.
●	Third, the Company then selects a Digital Asset Market as its principal market based on the highest market-based volume in comparison to the other Digital Asset Markets on the list.

The Company determines its principal market (or in the absence of a principal market, the most advantageous market) annually to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume in the trailing twelve months, (ii) if any Digital Asset Markets to which the Company has access have developed, ceased to operate, or become inaccessible, or (iii) if recent changes to each Digital Asset Market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Company’s determination of its principal market.

The Company’s holdings of Bitcoin and ETC are recorded at fair value, as determined using the period-end closing price at 16:00:00 coordinated universal time (“UTC”) for Bitcoin and ETC on the Company’s principal markets, New York Digital Investment Group and Coinbase (the “Principal Markets”), and changes in fair value are recognized as a change in fair value of digital assets on the condensed consolidated Statements of Operations.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date. Fair value should be based on assumptions market participants would use when pricing an asset. U.S. GAAP provides a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Assets and liabilities that are required to be recorded at fair value on the balance sheet are categorized based on the inputs to valuation techniques as follows:

●	Level 1. These are assets and liabilities where values are based on unadjusted quoted prices for identical assets in an active market the Company has the ability to access.
●

Level 2. These are assets and liabilities where values are based on similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active, and model derived prices whose inputs are observable or whose significant value drivers are observable.

●	Level 3. Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The fair values of financial instruments including cash, accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities approximate their respective carrying values due to the short maturities of those instruments. The fair value of notes payable approximates the carrying value, principally because of the maturity dates and the current terms applicable to the notes payable.

Financial Instruments — Credit Losses (ASU 2016-13)

Under the current expected credit loss (“CECL”) impairment model, the Company develops and documents its allowance for credit losses on its accounts receivables based on two portfolio segments: Bitcoin mining trade receivables and Bitcoin mining hosting trade receivables. The determination of portfolio segments is primarily based on customer type, while also taking into account factors that may influence credit risk, such as macroeconomic conditions, industry trends, and the geographic location of customers and mining facilities. The Company develops and documents the allowance for credit losses on its loans receivable based on debtor type, while also taking into account factors that may influence credit risk, such as macroeconomic conditions and liquidity risks.

The Company’s quantitative allowance for credit loss estimates under CECL was determined using the loss rate method for trade receivables and the Probability of Default and Loss Given Default Methods (“PD method” and “LGD method”) for loans receivables. In addition to the quantitative allowance for credit losses, the Company also incorporates qualitative adjustments that may relate to unique risks, changes in current economic conditions that may not be reflected in quantitatively derived results, or other relevant factors to further inform the Company’s estimate of the allowance for credit losses.

Accounts Receivable, Net

Accounts receivable are stated at the amount management expects to collect from balances outstanding at year-end. Accounts receivable are due 30 days after issuance of the invoice. Accounts receivable past due more than 90 days are considered delinquent. If amounts become uncollectible, they will be charged to operations when that determination is made. Under ASC 326, the Company determines its allowance by applying a peer-based loss rate method to the Company’s trade receivables.

The following table represents the impact of the CECL allowance on accounts receivable:

	Balance as of January 1, 2025	Provision for credit losses	Recoveries collected	Balance as of December 31, 2025
Provision for credit losses	$3,617	$—	$(1,354)	$2,263

	Balance as of January 1, 2026	Provision for credit losses	Recoveries collected	Balance as of June 30, 2026
Provision for credit losses	$2,263	$362,870	$—	$365,133

Property and Equipment, Net

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for additions, improvements, betterments, if material, and individual purchases are generally capitalized. Minor replacements, maintenance, and repairs that do not improve or extend the lives of the assets are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.

The useful life of the Company’s high performance compute equipment, consisting of servers and networking equipment, range from 3 to 7 years. The useful life of the Company’s mining related equipment, consisting of pods and transformers, is five years. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed.

Management reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of property and equipment may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of property and equipment. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property and equipment are used, and the effects of obsolescence, demand, competition, and other economic factors. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods, generally, Modified Accelerated Cost Recovery System, for income tax purposes. These differences in depreciation methods result in related deferred taxes.

Digital Asset Machines

Management assesses and adjusts the estimated useful lives of its digital asset machines (miners) when there are indicators that productivity of the mining assets is higher or lower than the assigned estimated useful life. The rate at which the Company generates digital assets and, therefore, consumes the economic benefits of its transaction verification servers, is influenced by a number of factors including the following:

●	The complexity of the transaction verification process which is driven by the algorithms contained within the Bitcoin open source software;
●	The general availability of appropriate computer processing capacity on a global basis (commonly referred to in the industry as hashing capacity which is measured in petahash units); and
●

Technological obsolescence reflecting rapid development in the transaction verification server industry such that more recently developed hardware is more economically efficient to run in terms of digital assets generated as a function of operating costs, primarily power costs, i.e., the speed of hardware evolution in the industry is such that later hardware models generally have faster processing capacity combined with lower operating costs and a lower cost of purchase. The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. To the extent that any of the assumptions underlying management’s estimate of useful life of its transaction verification servers are subject to revision in a future reporting period, either as a result of changes in circumstances or through the availability of greater quantities of data, then the estimated useful life could change and have a prospective impact on depreciation expense and the carrying amounts of these assets.

Equity Method Investments

Prior to February 13, 2026, the Company held certain investments accounted for under the equity method. Under the equity method, investments are carried at cost and increased or decreased by the Company’s pro rata share of the investee earnings or losses. The carrying cost of this investment is also increased or decreased to reflect additional contributions or distributions of capital. Any difference in book equity and the Company’s pro rata share of the net assets of the investment will be reported as gain or loss at the time of the liquidation of the investment. It is the Company’s policy to record losses in excess of the investment if the Company is committed to provide financial support to the investee.

At acquisition, any excess of the acquisition cost over the total fair value of the net assets acquired constitutes equity method goodwill. Equity method goodwill is included in the balance of equity method investments and is not reported separately as goodwill on the Company’s condensed consolidated balance sheet. Equity method goodwill is not reviewed for impairment; however, the equity method investment is reviewed for impairment. There were no impairment losses recognized for the three and six months ended June 30, 2026 and 2025.

Investments in Equity Securities

Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for in accordance with ASC 321, Investments - Equity Securities. Investments without readily determinable fair values are accounted for using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company periodically evaluates its investments for impairment. If the Company determines that fair value is less than the investment’s carrying value, then an impairment loss is recorded in the accompanying consolidated statements of operations.

On May 1, 2026, the Company entered into a Simple Agreement for Future Equity (“SAFE”) pursuant to which the Company invested $1.0 million. The SAFE provides the Company with the right to receive equity securities upon the occurrence of specified events, including an equity financing, at a conversion price reflecting a 20% discount to the price paid by new investors. The SAFE does not accrue interest, has no maturity date, and terminates upon conversion into equity or settlement upon a qualifying event. The outstanding balance of the SAFE as of June 30, 2026 was $1,000,000. The Company did not recognize impairment during the six months ended June 30, 2026.

Business Combinations

The Company accounts for business acquisitions using the acquisition method of accounting, in accordance with ASC 805, Business Combinations, under which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. The fair value of the consideration paid is assigned to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

The Company’s management exercises significant judgments in determining the fair value of assets acquired and liabilities assumed, as well as intangibles and their estimated useful lives. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows and appropriate discount rates used in computing present values. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as the Company’s current and future operating results. Actual results may vary from these estimates which may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to the fair value of assets and liabilities made after the end of the measurement period are recorded within the Company’s operating results.

Long-Lived Assets, Including Definite-Lived Intangible Assets

The Company reviews for the impairment of long-lived assets annually and whenever events and or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. Definite-lived intangible assets primarily consist of customer relationships and trade names. An impairment loss would be recognized when the value of the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying value. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment losses recognized for the three and six months ended June 30, 2026 and 2025.

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired in business combinations, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. The Company’s policy is to review goodwill for impairment on an annual basis as of the last day of the Company’s fiscal year or more frequently, unless a triggering event requires an analysis sooner. There was no impairment of goodwill for the three and six months ended June 30, 2026 and 2025.

Revenue and Cost Recognition

Overview

The Company generates revenue from the following sources: (1) cryptocurrency mining, (2) mining hosting services and (3) compute power.

In accordance with ASC 606, Revenue Recognition, the Company recognizes revenue from contracts with customers using a five-step model, which is described as follows:

●	identify the customer contract;
●	identify performance obligations that are distinct;
●	determine the transaction price;
●	allocate the transaction price to the distinct performance obligations; and
●	recognize revenue as the performance obligations are satisfied.

Revenue from Cryptocurrency Mining

The Company participates in a third-party operated mining pool. As of April 2025, the pool operator is Luxor Technology Corporation (“Luxor”). Prior to April 2025, the pool operator was Foundry (now Foundry Digital) (“Foundry”). As a result of the change in pool operator, the Company updated its accounting policy to change the end of its contract period from 16:00:00 UTC to 23:59:59 UTC. As a participant in the third-party operated mining pool, the Company provides computing power to the third-party operated mining pool. The Company’s enforceable right to compensation begins when, and lasts as long as, the Company provides computing power to the mining pool operator.

Step 1: The Company has identified the third-party mining pool operator as its customer. The Company enters into a contract with the customer to provide its computing power to the customer’s mining pool. The contracts are terminable without penalty at any time by either party, and thus the contract term is shorter than a 24-hour period and the contracts are continuously renewed.

Applying the criteria per ASC 606-10-25-1, the contract arises at the point that the Company provides computing power to the customer’s mining pool, which is considered contract inception, because customer consumption is in tandem with delivery of the computing power.

Step 2: In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

●

The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and

●

The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

Based on these criteria, the Company has identified a single performance obligation of providing computing power to the mining pool operator. The continuous renewal options do not represent material rights because they do not provide the customer with the right to purchase additional goods or services at a discount. Specifically, the contract is renewed at the same terms, conditions, and rate as the current contract which is consistent with market rates, and there are no upfront or incremental fees in the initial contract.

Step 3: The Company receives non-cash consideration in the form of bitcoin, the fair value of which the Company measures at 23:59:59 UTC and 16:00:00 UTC on the date of contract inception using the Company’s principal market for bitcoin, Bitcoin Reference Rate, when the pool operator is Luxor and Foundry, respectively. The contract renews continuously throughout the day, and thus the value of the consideration should be assessed continuously throughout the day, and the Company has concluded to use the 23:59:59 UTC and 16:00:00 UTC bitcoin price each day when the pool operator is Luxor and Foundry, respectively. Revenue is recognized on the same day that control of the services transfers to the customer, which is the same day as contract inception. According to the customer contract, daily settlements are made to the Company by the customer based on the computing power provided over the contract periods occurring over a 24-hour period and the payout is made the following day. There are no other forms of variable considerations, such as discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items.

The Company earns non-cash consideration based on the Full-Pay-Per-Share (“FPPS”) payout method set forth by the customer in the form of bitcoin. The amount of bitcoin the Company is entitled to for providing hash calculations to the customer’s mining pool under the FPPS payout method is made up of block rewards and transaction fees less mining pool fees determined as follows:

●

The non-cash consideration calculated as a block reward over the continuously renewed contract periods is based on the total blocks expected to be generated on the Bitcoin Network for the daily 24-hour period beginning 0:00:00 UTC and 16:00:01 UTC and ending 23:59:59 UTC and 16:00:00 UTC when the pool operator is Luxor and Foundry, respectively, in accordance with the following formula: the computing power that the Company provides to the customer as a percent of the Bitcoin Network’s total computing power, multiplied by the total Bitcoin Network block rewards expected to be generated for the same period.

●

The non-cash consideration calculated as transaction fees paid by transaction requestors is based on the share of total actual fees paid over the continuously renewed contract periods beginning 0:00:00 UTC and 16:00:01 UTC and ending 23:59:59 UTC and 16:00:00 UTC when the pool operator is Luxor and Foundry, respectively, in accordance with the following formula: total actual transaction fees generated on the Bitcoin Network during the contract period as a percent of total block rewards the Bitcoin Network actually generated during the same period, multiplied by the block rewards the Company earned for the same period noted above.

●

The sum of the block reward and transaction fees earned by the Company is reduced by mining pool fees charged by the customer for operating the mining pool based on a rate schedule per the mining pool contract. The Company was not charged mining pool fees during the six months ended June 30, 2026, as Luxor does not charge any fees as a pool operator. The fee charged by Foundry during the three and six months ended June 30, 2025 was 0.05% and 0.62%, respectively. The mining pool fee is only incurred to the extent the Company provides computing power and generates revenue in accordance with the customer’s payout formula during the continuously renewed contract periods beginning 0:00:00 UTC and 16:00:01 UTC and ending 23:59:59 UTC and 16:00:00 UTC daily, when the pool operator is Luxor and Foundry, respectively.

Step 4: There is a single performance obligation (i.e., to provide computing power to the customer) for the contract; therefore, all consideration from the customer is allocated to this single performance obligation.

Step 5: The Company’s performance is completed over time as the customer obtains control of the computing power. The performance obligation of computing power is fulfilled over time, as opposed to a point in time, because the Company provides the computing power throughout the contract period and the customer simultaneously obtains control of the service and uses it to produce bitcoin.

Revenue from Mining Hosting Services

The Company has also entered into hosting contracts where it operates mining equipment owned by third parties within its facilities in exchange for a fee or reimbursement of electricity cost at a markup.

Step 1: The Company has identified the third-party mining equipment owners as its customer. The Company enters into a contract with the customer to host its miners on the Company’s network. The contracts are terminable without penalty at any time if the termination is agreed upon by both parties, and thus the contract term is the stated term.

Step 2: In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

●

The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and

●

The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

Based on these criteria, the Company has identified one performance obligation of hosting the mining equipment. The service the Company provides also includes monitoring, active troubleshooting, and various maintenance levels for the mining equipment.

Step 3: The Company receives non-cash consideration in the form of US Digital Coin (“USDC”). The Company uses a spot rate on the date of payment from the customer to convert USDC to USD.

The Company’s hosting contracts can contain service level agreement clauses, which guarantee a certain percentage of time the power will be available to its customer. In the rare case that the Company may incur penalties under these clauses, the Company recognizes the payment as variable consideration and a reduction of the transaction price and, therefore, of revenue, when not in exchange for a good or service from the customer.

Customer contracts can include advance payment terms in the form of monthly cash prepayments and/or upfront cash payments at contract inception. Advance payments are recorded as deferred revenue and recognized over time (generally, the month of hosting service to which they relate) as the customer simultaneously receives and consumes the benefits of the Company’s performance. There is no significant financing component in these transactions due to the short-term nature of the payments.

Step 4: No allocation of transaction price is required as there is only one performance obligation in each contract.

Step 5: The Company recognizes variable hosting revenue each month as the uncertainty related to the consideration is resolved, hosting services are provided to its customer, and its customer utilizes the hosting service (the customer simultaneously receives and consumes the benefits of the Company’s performance). The Company’s performance obligation related to these services is satisfied over time.

Revenue from Compute Power

The Company generates revenue from providing compute power both to marketplace customers, such as RunPod, Inc. (“RunPod”), and directly to customers. For marketplace customers, the compute power is maintained by the Company and made available to RunPod’s customers for large-scale cloud processing. For direct customers, the compute power is provided directly to the customer for their use.

Step 1: For marketplace sales, the Company has entered into a Services Agreement with RunPod, which acts as the customer. The agreement is structured around ongoing service delivery, with compute power provided on a usage basis. The contract is enforceable and includes defined terms for service levels, pricing, and revenue sharing. The contract is continuously active and renewed, with no penalties for termination, and services are delivered daily based on actual usage. Applying the criteria per ASC 606-10-25-1, the contract between the Company and RunPod arises at the point the Company begins providing compute power through its bare metal servers. This marks contract inception, as the customer’s consumption of compute power is simultaneous with the Company’s delivery of the service. The contract supports continuous usage-based billing, and the Company’s enforceable right to compensation begins and continues as long as compute power hours are delivered and consumed by RunPod’s customers.

For direct sales, the Company enters into contracts directly with customers. The agreement is structured around ongoing service delivery, with compute power provided over the term of the contract. The contract is enforceable and includes defined terms for service levels and pricing. The contract is continuously active and renewed, with no penalties for termination, and services are delivered daily. Applying the criteria per ASC 606-10-25-1, the contract between the Company and its customers arises at the point the Company begins providing compute power through its bare metal servers. This marks contract inception, as the customer’s consumption of compute power is simultaneous with the Company’s delivery of the service. The contract supports monthly billing, and the Company’s enforceable right to compensation begins and continues as long as compute power is delivered to the customer.

Step 2: In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

●

The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and

●

The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

Based on these criteria, the Company has identified a single performance obligation to provide compute power for both its marketplace and direct customers. The continuous renewal options do not represent material rights because they do not provide the customer with the right to purchase additional goods or services at a discount. Specifically, the contract is renewed at the same terms, conditions, and rate as the current contract which is consistent with market rates, and there are no upfront or incremental fees in the initial contract.

Step 3: For marketplace sales, the transaction price is based on Net Revenue received by RunPod from its customers for compute power. The Company receives 80% of Net Revenue as its revenue share. There is no non-cash consideration involved, and all payments are made in U.S. dollars. The contract does not include other forms of variable consideration such as rebates, penalties, or bonuses, except for service credits tied to uptime performance, which are treated as variable consideration and reduce the transaction price when applicable.

For direct sales, the transaction price is based on a fixed price per hour of compute power provided per unit. There is no non-cash consideration involved, and all payments are made in U.S. dollars. The contract does not include other forms of variable consideration such as rebates, penalties, or bonuses, except for service credits tied to uptime performance, which are treated as variable consideration and reduce the transaction price when applicable.

Step 4: For both marketplace and direct sales, there is a single performance obligation (i.e., to provide compute power) for the contract; therefore, all consideration from the customer is allocated to this single performance obligation.

Step 5: For both marketplace and direct sales, the Company’s performance is completed over time as compute power is delivered and consumed. The performance obligation of computing power is fulfilled over time, as opposed to a point in time, because the Company provides the compute power throughout the contract period and the customer simultaneously obtains control of the service and integrates it into its platform offerings.

For any deposits the Company receives in advance of providing services, those payments are initially recognized as deferred revenue and recognized as revenue when the related performance obligation has been met. The Company reassesses variable consideration (e.g., service credits) and pricing adjustments at each reporting period to ensure accurate revenue recognition.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and income tax basis of assets and liabilities, and for operating losses and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those items are expected to be realized. Tax law and rate changes are recorded in the period such changes are enacted. The Company establishes a valuation allowance when it is more likely than not that certain deferred tax assets will not be realized.

The Company recognizes a tax benefit from any uncertain tax positions only if they are more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

The “One Big Beautiful Bill Act” (“OBBBA”) was signed into law in the United States on July 4, 2025. Key tax provisions under OBBBA include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to the interest limitations in Section 163(j) of the U.S. Internal Revenue Code (the “Code”), updates to Global Intangible Low Taxed Income and Foreign-Derived Intangible Income rules, and expanded aggregation requirements under Section 162(m) of the Code. The application of the OBBBA to the Company did not have a material impact on its unaudited condensed consolidated financial statements.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating and finance leases are presented as right-of-use (“ROU”) assets and the corresponding lease liabilities are included in operating or finance lease liabilities, current and operating or finance lease liabilities on the Company’s condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset, and lease liabilities represent the Company’s obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term.

ROU assets and lease liabilities are recognized at commencement date and determined using the present value of the future minimum lease payments over the lease term. For leases in which the rate is not implicit in the lease, the Company uses a discount rate based on a benchmark approach to derive an appropriate incremental borrowing rate to discount remaining lease payments. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived imputed rates for a lease term length of 10 years. Some leases include multiple year renewal options. The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. Currently, the Company has certain leases for which the option to renew is reasonably certain, and therefore, options to renew were factored into the calculation of its right-of-use asset and lease liability as of June 30, 2026 and December 31, 2025. In addition, the Company does not recognize short-term leases that have a term of twelve months or less as ROU assets or lease liabilities for all asset classes. The Company recognizes operating lease expense on a straight-line basis over the lease term.

The Company has lease agreements which contain both lease and non-lease components, which it has elected to account for as a single lease component for all asset classes when the payments are fixed. As such, variable lease payments, including those not dependent on an index or rate, such as real estate taxes, common area maintenance, and other costs that are subject to fluctuation from period to period are not included in lease measurement.

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. See Note 23 - Segment Reporting for additional disclosures

Net Income (Loss) per Share

The calculation of earnings per share is based on the weighted average number of common shares or common stock equivalents outstanding during the applicable period. The dilutive effect of common stock equivalents is excluded from basic earnings per share and is included in the calculation of diluted earnings per share, unless their impact is antidilutive. Convertible notes, employee stock options and similar equity instruments granted by the Company are treated as potential ordinary shares outstanding in computing diluted earnings per share. Diluted shares outstanding are calculated using the if-converted method for convertible notes and the treasury stock method for other potentially dilutive securities. Under the if-converted method, the dilutive impact of securities is calculated as if conversion occurred at the beginning of the reporting period. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized and the amount of benefits that would be recorded in common shares when the award becomes deductible for tax purposes are assumed to be used to repurchase shares.

Loan Origination Costs

Costs incurred in connection with securing loans payable have been capitalized and are being amortized as a component of interest expense over the term of the respective debt using the effective interest method. The unamortized balance of loan origination costs is reflected on the condensed consolidated balance sheets as a direct deduction of the outstanding balance owed on the long-term debt.

Stock Issuance Costs

Stock issuance costs represent incremental costs incurred that are directly attributable to the sale of securities. The costs are charged against the gross proceeds of the respective sale and recorded as a reduction to equity.

Convertible Notes

The Company elected to account for its convertible note payable at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value are recorded as a component of non-operating (loss) income in the consolidated statements of operations or as a component of other comprehensive (loss) income for changes related to instrument-specific credit risk. As a result of electing the fair value option, direct costs and fees related to the convertible note are expensed as incurred.

Distinguishing Liabilities from Equity

The Company relies on the guidance provided by ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, to classify certain redeemable and/or convertible instruments. The Company first determines whether a financial instrument should be classified as a liability. The Company will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

Once the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the balance sheet (“mezzanine equity”). The Company will determine mezzanine equity classification if the redemption of the financial instrument is outside the control of the Company (i.e., at the option of the holder). Otherwise, the Company accounts for the financial instrument as permanent equity.

Stock-Based Compensation

The Company measures the cost of employee and non-employee services in exchange for awards of equity instruments based on the grant-date fair value of the award. The fair value is determined using an option pricing model. The cost of awards of equity instruments is recognized on a straight-line basis over the vesting period, which is the requisite service period, and is recorded as stock-based compensation expense together with a corresponding increase in paid-in capital. The Company has elected to account for forfeitures of awards as they occur.

Variable Interest Entities (“VIEs”)

The Company evaluates its interests in VIEs and will consolidate any VIE in which the Company has a controlling financial interest and are deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact its economic performance; and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If both of the characteristics are met, the Company is considered to be the primary beneficiary and therefore will consolidate that VIE into its unaudited condensed consolidated financial statements. See Note 9 - Equity Method Investments and Note 10 - Joint Ventures for additional disclosures.

Recently Issued Accounting Pronouncements - Adopted

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Topic 470). This guidance clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The ASU is effective on a prospective basis, with the option for retrospective application, for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Company adopted this standard effective January 1, 2026. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). This guidance clarifies the requirements for share-based consideration payable to a customer. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company adopted this standard effective April 1, 2026. The adoption of this standard is reflected in the Company’s unaudited condensed consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326). This guidance contains amendments that provide decision-useful information to investors and other financial statement users while reducing the time and effort necessary to analyze and estimate credit losses for current accounts receivable and current contract assets. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company adopted this standard effective January 1, 2026. The adoption of this standard is reflected in the Company’s unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements - Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This guidance requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact of ASU 2024-03 on its unaudited condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40). This guidance updates the capitalization guidance for internal-use software development costs by removing all references to software project development stages and provide further guidance on when an entity is required to start capitalizing eligible costs. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of ASU 2025-06 on its unaudited condensed consolidated financial statements and related disclosures.

Other recent accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

Note 3. Business Combination

On April 1, 2025 (the “Effective Date”), the Company entered into Contribution and Exchange Agreements, as amended (together, the “Acquisition Agreement”), with shareholders of TCM, pursuant to which each TCM shareholder contributed all outstanding equity securities in TCM to the Company in exchange for equity securities of the Company. As a result, TCM became a wholly owned subsidiary of the Company, with 75% of the Company’s capital stock held by Company shareholders and 25% of the Company’s capital stock held by former TCM shareholders (the “Acquisition”). The Acquisition formally closed on the Effective Date. The Company expects TCM’s operations to diversify the Company’s revenue base beyond bitcoin mining and hosting. The addition of GPU-based infrastructure is anticipated to generate more stable, recurring revenue streams aligned with demand for high-performance computing (“HPC”) resources across AI, machine learning, and data analytics sectors.

	Common	Series D
Total Number of TCM Shares Exchanged	8,505,783	1,577,085
Conversion Ratio	0.9081	0.9081
Fair Value per Share (Controlling Interest)	$2.21	$2.23
Fair Value	$17,054,874	$3,195,139
Total Fair Value Shares Exchanged	$20,250,013

Total Number of TCM Shares Held By the Company	8,966,981
Company Fair Value per Share (Non-Controlling)	$1.92
Fair Value Company’s Investment in TCM	$17,216,604

Fair Value Replacement Options	$1,883,955

Total Purchase Price	$39,350,572

The following table summarizes the fair value of the consideration and the fair value of assets acquired and liabilities assumed associated with the Acquisition:

Description	Fair Value
Total purchase price	$39,350,572
Estimated fair value of assets acquired:
Cash	$2,441,275
Prepaid expenses	96,029
Property and equipment	7,136,180
Customer relationships	411,700
Trade name	148,080
In-process research & development (“IPR&D”)	6,777,020
Finance right-of-use assets, net	5,820,225
Total assets acquired	$22,830,509
Estimated fair value of liabilities assumed:
Accounts payable	172,255
Current portion of convertible note payable	1,716,657
Current portion of notes payable - related party	104,713
Accrued expenses and other current liabilities	555,888
Finance lease liabilities	6,078,929
Long-term notes payable, net of current portion	6,268,321
Total liabilities assumed	14,896,763

Goodwill	$31,416,827

Intangible Assets	Estimated Fair Value	Estimated Useful Life
Customer relationships	$411,700	4
Trade name	148,080	2
IPR&D	6,777,020	N/A
	$7,336,800

The Company has applied the acquisition method of accounting in accordance with ASC 805 and recognized assets acquired and liabilities assumed of TCM at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. The Company recorded $23,542 of acquisition related costs within general and administrative expenses.

Pro Forma Financial Information

The following table represents the revenue, net loss and net loss per share effect of the acquired company, as reported on a pro forma basis as if the acquisition occurred on January 1, 2025. These pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the first day of the period presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

Six Months Ended June 30,
2025
Revenues	$6,297,770
Net loss	(5,293,476)
Basic net income (loss) per share – on a pro forma basis (unaudited)	$(0.11)
Diluted net income (loss) per share – on a pro forma basis (unaudited)	$(0.11)

Note 4. Revenue and Cost Recognition

The following table provides the Company’s revenue disaggregated by revenue stream:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Revenue from cryptocurrency mining	$410,081	$148,038	$779,060	$295,839
Revenue from mining hosting services	693,778	1,625,701	1,642,205	3,349,152
Revenue from compute power	5,608,946	1,311,700	7,711,458	1,311,700
	$6,712,805	$3,085,439	$10,132,723	$4,956,691

In accordance with ASC 606-10-50-13, the Company is required to include disclosure on its remaining performance obligations as of the end of the current reporting period. The majority of the Company’s direct to customer compute power contracts have an expected duration of greater than one year. As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations for the Company’s direct to customer compute power contracts was $173,107,691 (which represents the amount of backlog related to these contracts). $34,368,785 of our remaining performance obligations will be completed and recognized as revenue during 2026, with the remainder recognized between 2027 and 2029.

Note 5. Fair Value of Financial Instruments

The Company accounts for certain assets and liabilities at fair value and classifies these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). The Company’s other current liabilities have fair values that approximate their carrying values.

Description	Level	June 30, 2026	December 31, 2025
Liabilities:
Warrant liability	3	$2,968,793	$1,382,955
Convertible note payable	3	$55,481,000	$—
Additional convertible notes option liability	3	$38,721,000	$—

There were no financial liabilities that were transferred out of a Level 3 category.

Note 6. Property and Equipment, Net

The major classifications of property and equipment, including their estimated useful lives, are summarized as follows at the balance sheet dates:

	Estimated Useful Life (Years)			June 30, 2026	December 31, 2025
Buildings and improvements	10	-	40	$961,539	$961,539
Miners	3			9,526,782	9,597,138
Mining related equipment	5			2,074,733	2,074,733
Server equipment	3	-	7	46,541,227	12,146,199
Other equipment and furniture	5	-	7	2,109,719	287,112
				61,214,000	25,066,721
Less: Accumulated depreciation				(18,528,885)	(13,890,636)
				42,685,115	11,176,085
Construction in progress				1,320,887	1,326,801
Total property and equipment, net				$44,006,002	$12,502,886

For the three months ended June 30, 2026 and 2025, depreciation expense relating to property and equipment amounted to $3,054,701 and $1,015,659, respectively.

For the six months ended June 30, 2026 and 2025, depreciation expense relating to property and equipment amounted to $4,879,272 and $1,493,707, respectively.

During the three and six months ended June 30, 2026, the Company recorded a gain on disposal of property and equipment of $1,034 and $36,298 relating to the sale of equipment.

Note 7. Digital Assets, Net

Changes in the Company’s digital assets for the six months ended June 30, 2026 and for the year ended December 31, 2025, were as follows:

	June 30, 2026	December 31, 2025
Balance as of January 1	$—	$511,376
Additions of digital assets	102,068	3,568,733
Sales of digital assets	(102,068)	(4,162,028)
Change in fair value of digital assets	—	81,919
Ending balance	$—	$—

Note 8. Intangible Assets, Net

As of June 30, 2026 and December 31, 2025, intangible assets were comprised of the following:

	Estimated Useful Life (Years)	Gross Carrying Amount at June 30, 2026	Accumulated Amortization	Net Book Value at June 30, 2026
Customer relationships	4	$411,700	$128,656	$283,044
Trade name	2	148,080	92,550	55,530
IPR&D	N/A	6,777,020	—	6,777,020
Capitalized Software	N/A	112,270	—	112,270
		$7,449,070	$221,206	$7,227,864

	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2025	Accumulated Amortization	Net Book Value at December 31, 2025
Customer relationships	4	$411,700	$77,194	$334,506
Trade name	2	148,080	55,530	92,550
IPR&D	N/A	6,777,020	—	6,777,020
Capitalized Software	N/A	64,437	—	64,437
		$7,401,237	$132,724	$7,268,513

IPR&D and capitalized software are not amortized until the assets are substantially complete and ready for their intended use.

Amortization expense for the three months ended June 30, 2026 and 2025 was $44,241 and $44,241, respectively.

Amortization expense for the six months ended June 30, 2026 and 2025 was $88,482 and $44,241, respectively.

The estimated future amortization expense is as follows:

Future Amortization Expense
2026 (Remaining)	$88,483
2027	121,435
2028	102,925
2029	25,731
Total	$338,574

The weighted average remaining amortization period for the Company’s intangible assets as of June 30, 2026 was 2.42 years.

Note 9. Equity Method Investments

T20 Mining Group, LLC

In March 2023, the Company entered into a Limited Liability Company Interest Purchase Agreement with Turn Key Mountain, LLC and 913 Hero, LLC (“T20 Purchase Agreement”) to acquire a 50.01% ownership interest in T20 Mining Group, LLC (“T20”). Under the terms of the T20 Purchase Agreement, the Company leases certain equipment to T20 and promised to contribute $450,090 to T20 for the development of its digital asset mining operations. The Company determined that T20 is a VIE as the Company has a variable interest in T20 and T20 relies on funding from the Company, Turn Key Mountain, LLC, and 913 Hero, LLC to sustain its operations. The Company has determined that it is not the primary beneficiary of T20 as power to direct or control its significant activities related to the bitcoin mining hosting is shared with Turn Key Mountain, LLC and 913 Hero, LLC. Accordingly, the Company has not consolidated T20’s results of operations and financial position. As the entity is not consolidated, it is accounted for as an equity method investment. The initial investment in T20 amounted to $1,677,197. The Company is entitled to 50.01% of the profits and losses of T20.

In April 2024, the Company entered into a subsequent Limited Liability Company Interest Purchase Agreement with Bishops Bowl Capital, LLC (“Bishops Bowl Purchase Agreement”), whereby the Company sold 10.01% of its ownership interest in T20 to Bishops Bowl for consideration of $1,000,000. As the Company retained significant influence in T20 following its execution of the Bishops Bowl Purchase Agreement, the Company reduced the carrying amount of its equity method investment for the proportion sold in the amount of $164,954 and also recognized a gain of $835,046 related to the difference between the proceeds received and the carrying amount of the equity method investment sold. The Company will continue to account for its retained ownership interest of 40% under the equity method. During the second half of the year ended December 31, 2024, the Company and Bishops Bowl contributed equipment to T20 for the expansion of its digital asset mining operations. The Company increased the carrying amount of its equity method investment for the fair value of the assets contributed in the amount of $926,240 and also recognized a loss of $2,094,030 on the contribution of the assets. In February 2025, the Company contributed additional assets in the amount of $115,210. The additional contributions were made such that each partner’s ownership percentages remained the same, with the Company and Bishops Bowl continuing to own 40% and 60%, respectively, of T20. The Company will continue to account for its retained ownership interest of 40% under the equity method.

On January 12, 2026, the Company entered into a Limited Liability Company Interest Purchase Agreement to sell its 40% interest in the T20 joint venture to a third party. The transaction closed on February 13, 2026 and the Company received approximately $16,500,000 for the sale.

During the six months ended June 30, 2026 and 2025, the Company received distributions of $259,163 and $1,904,000 from T20, respectively. During the three months ended June 30, 2026 and 2025, the Company’s share of net income in T20 amounted to $— and $551,378, respectively, which is included within income from equity method investments in the Company’s condensed consolidated statements of operations. During the six months ended June 30, 2026 and 2025, the Company’s share of net income in T20 amounted to $21,994 and $1,426,463, respectively, which is included within income from equity method investments in the Company’s condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the Company’s investment in T20 amounted to zero and $4,227,130, respectively, and is included in the balance of equity method investments in the accompanying condensed consolidated balance sheets.

Summarized financial information for T20 as of and for the year ended December 31, 2025 is as follows:

December 31, 2025
Total assets	$10,754,967
Total liabilities	$2,186,787

From January 1, 2026 to the sale of T20 on February 13, 2026, T20 had net income of $54,985. For the three and six months ended June 30, 2025, T20 had net income of $2,390,889 and $3,566,157, respectively.

The Cloud Minders LLC

On November 1, 2023, the Company acquired an interest in TCM, a partnership that is involved in graphics processing unit cloud hosting services. The Company is initially entitled to 43% of the profit and losses from the investee. The acquisition cost totaled $4,300,000 and consisted of the issuance of the Company’s common stock via a convertible note payable with TCM for $3,300,000 (see Note 17 - Convertible Note Payable) and a payable to TCM totaling $1,000,000 to be repaid over 12 months at no interest. Payments commence on January 1, 2024, and continue on the first of each subsequent month, in exchange for an additional 19,608 (approximately 6%) membership interest to the Company over the twelve months. TCM specializes in high-performance computing and artificial intelligence infrastructure within the cloud computing industry and offers graphics processing unit server hosting, equipped with the latest hardware for deep learning, data science, graphics rendering, and scientific research applications. Its services include configuration, reliability assurance, testing and validation, security measures, installation, and hardware rental for monetization. Accordingly, the Company has not consolidated TCM’s results of operations and financial position. As the entity is not consolidated as of March 31, 2025, but the Company has significant influence over the investee, it is accounted for as an equity method investment.

During the three and six months ended June 30, 2025, the Company’s share of net income (loss) in TCM amounted to $78,438 and $(562,143), which is included within income from equity method investments in the Company’s condensed consolidated statements of operations.

On April 1, 2025, the Company acquired 100% of TCM. Therefore, as of April 1, 2025, the Company does not account for TCM as an equity method investment as the entity is consolidated. See Note 3 - Business Combinations for additional details on the acquisition. On April 1, 2025, the Company marked the value of its investment in TCM to its fair value of $17,216,604 immediately prior to the acquisition and recognized a gain of $14,549,536.

From January 1, 2025 to the acquisition on April 1, 2025, TCM had a net loss of $1,307,308.

Note 10. Joint Ventures

In October 2025, the Company entered into a joint venture agreement with ME Luna Qumulus LLC (“Moonshot”) to form QAI Moon, which serves as the manager for two additional joint ventures: SPRE Brooklyn and SPRE NKC (collectively, the “QAI Moon JVs”).

Under the QAI Moon Operating Agreement, the Company holds a 51% interest and Moonshot holds a 49% interest. The Company appoints three of the five managers on the Board of Managers, giving it majority governance rights over significant decisions such as approving budgets, financing arrangements, and strategic initiatives.

For its ownership interests in QAI Moon, the Company contributed $213,000, funded through a share exchange rather than a direct cash payment. Under this arrangement, the Company issued 19,723 common shares valued at $10.80 per share for a total value of $213,000. In June 2026, the Company received a distribution from QAI Moon of $153,000.

For SPRE Brooklyn, QAI Moon contributed $900 and holds 900 Common Units, which comprises 100% of the entity’s ownership interests.

For SPRE NKC, the Operating Agreement is between QAI Moon, LLC, DAF Compute LLC, and TCM. QAI Moon contributed $300 and holds 300 Common Units which represents 100% of the voting rights while DAF Compute LLC contributed $3,000,000 and holds 350 Preferred Units and TCM contributed $3,000,000 and holds 350 Preferred Units, for a total of 700 Preferred Units. Preferred Units provide economic rights only and do not carry any voting rights.

The QAI Moon JVs were formed to provide HPC infrastructure and services. Based on the governance structure and capital requirements, QAI Moon, SPRE Brooklyn and SPRE NKC are VIEs, and QumulusAI consolidates the QAI Moon JVs in its financial statements.

Accordingly, the entities are deemed VIEs because they rely on the Company’s capital to sustain future operating expenses. The Company is deemed the primary beneficiary of the VIEs because it has the power to direct the activities of the QAI Moon JVs determined to be most significant and has the benefits through its equity interests held. Accordingly, the Company consolidates the QAI Moon JVs balance sheet and results of operations.

As of June 30, 2026, the Company’s condensed consolidated balance sheets included $24,657,068 of assets due to the consolidation of the QAI Moon JVs included within total assets. Upon consolidating the QAI Moon JVs, no gain or loss was recognized. The Company’s total risk of loss is the total $3,213,900 contributed into the QAI Moon JVs, as noted above.

Note 11. Deposits on Power Equipment

The Company makes deposits that represent prepayments made to premier suppliers and manufacturers to purchase compute power and related equipment at a preset price. The prepayments are applied to the purchase price when the vendor ships the equipment. As of June 30, 2026 and December 31, 2025, the Company had outstanding deposits for power equipment totaling $26,022,880 and $13,622,641, respectively.

Note 12. Transactions with Related Parties

As of and for the three and six months ended June 30, 2026 and 2025, the Company had the following related party transactions:

●	As of June 30, 2026 and December 31, 2025, the Company had an outstanding loan payable due to a related affiliate of one of the shareholders in the amounts of zero and $1,849,888, respectively.
●	As of June 30, 2026 and December 31, 2025, the Company had an outstanding loan payable due to one of the shareholders in the amount of $2,000,000 and $2,000,000, respectively.
●

During the three months ended June 30, 2026 and 2025, the Company recognized bitcoin mining operating expenses in the amounts of $— and $229,782 from T20, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized bitcoin mining operating expenses in the amounts of $17,660 and $276,327 from T20, respectively. As of June 30, 2026 and December 31, 2025, amounts payable to T20 totaled $— and $42,118 are included in accounts payable on the Company’s condensed consolidated balance sheets.

●

During the three months ended June 30, 2026 and 2025, the Company recognized equipment rental income totaling $— and $7,902 from T20, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized equipment rental income totaling $26,256 and $7,902 from T20, respectively. As of June 30, 2026 and December 31, 2025, amounts receivable from these entities totaled $22,876 and $26,786 and are included in accounts receivable on the Company’s condensed consolidated balance sheets.

●

The Company is party to finance lease agreements with four entities in which a shareholder holds a capital interest. Additional details related to these lease agreements are provided in Note 25 - Leases.

Note 13. Line of Credit

During September 2023, the Company secured a line of credit with Trailhead Growth, LP with a maximum principal amount of $300,000 at an interest rate of 12%. The line of credit was collateralized by a blanket lien on certain assets and was guaranteed by certain of the Company’s shareholders. The line of credit had a maturity date of October 1, 2024.

During April 2024, the Company amended its line of credit agreement with Trailhead Growth, LP with a maximum principal amount of $700,000 at an interest rate of 6%. The line of credit has a maturity date of 360 days following the first principal advance under the line of credit.

During May 2024, the Company made its first advance on the line of credit in the amount of $648,262, in which $6,418 of this amount is related to line of credit origination fees as a result of the advance. The line of credit had a maturity date of May 15, 2025. The line of credit was repaid in full on March 31, 2025. Interest expense for the three and six months ended June 30, 2025 related to the line of credit was $0 and $9,955, respectively.

Note 14. USD.AI Protocol Loans

On September 19, 2025, the Company entered into a $500,000,000 USD.AI protocol. The facility allows the Company to borrow stablecoins against up to 70% of its approved GPU deployments. The Company is under no obligation to draw financing under the USD.AI protocol. On February 13, 2026, the Company made its first draw for approximately $4,282,000, which is scheduled to mature and be repaid in February 2029. On April 17, 2026, the Company completed its second draw for approximately $16,400,000, which is scheduled to mature and be repaid in April 2029. At June 30, 2026, the Company had an outstanding balance of $18,913,377. Interest expense for the three and six months ended June 30, 2026 was $468,363 and $532,227, respectively.

Note 15. Accrued Expenses

Accrued expenses were comprised of the following:

	June 30, 2026	December 31, 2025
Accrued interest	$529,293	$653,783
Sales tax payable	645,496	668,543
Accrued hosting fees	261,220	462,822
Accrued payroll	380,047	255,637
Accrued bonus	984,707	443,558
Other accrued expenses	1,875,425	348,994
Accrued expenses	$4,676,188	$2,833,337

Note 16. Notes Payable

On March 19, 2021, the Company entered into a $2,000,000 convertible balloon note with Trailhead Income, LP. The note bears interest at 12% and originally matured on September 1, 2025. On June 19, 2025, the Company extended the note to October 1, 2026. The note is secured by certain mining equipment. Interest-only payments are due on a quarterly basis through the maturity date. As of June 30, 2026 and December 31, 2025, the outstanding principal balance on the note was $2,000,000.

On February 15, 2022, the Company entered into a $1,849,888 balloon note with GC Opportunities 2 Private Fund. The note bears interest at 12% and matures on February 15, 2026. The note is secured by certain mining equipment. The note was amended on October 4, 2022 to provide a onetime waiver of payment default for unpaid monthly interest due for July 15, 2022, August 15, 2022 and September 2022, and to defer interest due for six months from July 2022 to December 2022, until maturity. The Company repaid the loan in full during January 2026. As of June 30, 2026 and December 31, 2025, the outstanding principal balance was $0 and $1,849,888.

On April 11, 2022, the Company entered into two notes with Caterpillar Financial Services Corporation for an aggregate of $228,314. The notes bear interest at 1.49% and mature on April 11, 2027. The notes are secured by track loaders. Payments of principal and interest are due on a monthly basis through maturity. As of June 30, 2026 and December 31, 2025, the outstanding principal balance was $19,464 and $62,549, respectively.

On April 1, 2025, the Company acquired a loan from TCM as part of the acquisition. In January 2025, TCM, prior to termination of its largest finance lease, purchased the equipment leased under the agreement for a purchase price of $6,454,466. The Company financed the equipment purchase with a loan payable to a commercial bank in the amount of $6,450,000 at prime, subject to a 5% floor. The loan calls for principal and interest payments totaling $129,552 beginning in March 2025, and matures in January, 2030. As of June 30, 2026 and December 31, 2025, the outstanding principal balance was $4,850,282 and $5,437,993, respectively.

On October 17, 2025, the Company entered into a $2,500,000 loan with a third party. The interest rate is variable based on the secured overnight financing rate ("SOFR") plus 3.0%. The loan matures on April 20, 2028 with payments of principal and interest due on a monthly basis through maturity. As of June 30, 2026 and December 31, 2025, the outstanding principal balance was $2,209,930 and $2,430,979, respectively.

Notes payable at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Note payable with interest at current prime rate, subject to 5% floor, maturing January 2030	$4,850,282	$5,437,993
Balloon notes payable with monthly interest payments of 12%, secured by certain specified mining equipment, maturities ranging from 2023 to 2026 - related party	2,000,000	3,849,888
Notes payable with interest ranging from 0% to 1.49%, monthly payments of principal and interest, secured by track loaders, maturing 2027	19,464	62,549
Note payable with variable interest, maturing in April 2028	2,209,930	2,430,979
Unamortized loan origination costs	(3,938)	(5,992)
	9,075,738	11,775,417
Less: Current maturities	(3,158,583)	(5,533,469)
Notes payable, net of current maturities	$5,917,155	$6,241,948

Maturities of notes payable are as follows:

2026 (remaining)	$2,892,094
2027	1,781,862
2028	2,804,966
2029	1,482,796
2030	117,958
Total	$9,079,676

Note 17. Convertible Notes Payable

TCM Convertible Note

On November 1, 2023, the Company entered into a Convertible Promissory Note Agreement (the “Note”) with TCM at a face value of $3,900,000. Upon issuance, the Note was issued with an original issue discount of 4%, which amounted to $600,000 and was payable from the funding proceeds. The Note has a fair value of $3,300,000. The Note bears interest at a rate of 0.1% per annum and matures on November 1, 2025. No scheduled payments are due under the Note, and the Note permits early partial or full prepayment under the Note at any time without any prepayment penalty.

Upon the occurrence of an event or events of default under the Note, including bankruptcy, an uncured material breach of the Note Agreement, or a board adopted resolution for liquidation, dissolution or winding-up of the Company, all accrued expenses, accrued interest, and all principal outstanding under the Note shall become immediately due and payable in full.

The Note provides for automatic conversion of the amount of any unpaid principal balance of the Note upon maturity into that number of shares of common stock by dividing such remaining principal balance by the conversion price of $1.00 per share. At maturity, all interest accrued and owing with respect to the remaining principal balance shall be forgiven by TCM.

The Company evaluated the embedded call and put features in accordance with ASC 815-15-25. The embedded puts are clearly and closely related to the debt host instrument and therefore are not required to be bifurcated and separately measured at fair value. The Company additionally determined that the embedded conversion feature did not meet the definition of a derivative under ASC 815 and therefore did not require bifurcation from the host debt instrument.

The Note was initially recorded at fair value, as it was issued as consideration in the acquisition of an equity method investment in TCM (see Note 9 for information regarding the Company’s equity method investment). The Company reflected a discount of $600,000 on the Note at issuance to recognize at fair value at issuance. Subsequently, the Company amortizes the Note discount to interest expense over the period from issuance through the maturity date, at an effective interest rate of 8.5%. For each of the three months ended June 30, 2026 and 2025, the Company recognized $0 as interest expense. For the six months ended June 30, 2026 and 2025, the Company recognized $0 and $135,334 as interest expense, respectively.

For the three months ended June 30, 2026 and 2025, the Company recorded accrued interest of $0 and $612, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded accrued interest of $0 and $612, respectively

Immediately prior to the acquisition of TCM, the Company repaid the principal balance of the Note and accrued interest in full on March 31, 2025. Upon the repayment of the Note, the Company recognized a loss on extinguishment of $153,834 in the condensed consolidated statements of operations.

March 2026 Convertible Note

On March 26, 2026, the Company entered into a securities purchase agreement (the “March Securities Purchase Agreement”) with a third party (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor senior secured convertible notes (the “March 2026 Note”) in an aggregate principal amount of up to $45,000,000 (the “Facility”).

The Facility consists of an initial tranche in the principal amount of $15,000,000, which was funded on March 26, 2026, and subsequent tranches in an aggregate principal amount of up to $30,000,000. The March 2026 Note bears interest at 7% per annum and the initial tranche matures on July 16, 2028. The March 2026 Note is convertible into shares of the Company’s common stock at $11.50 per share. The Company incurred $1,174,000 in debt issuance costs related to the March 2026 Note.

Due to certain embedded features within the convertible note, the Company elected the fair value option to account for this note, including the embedded features. The initial fair value of the note was determined to be $36,875,000. The fair value of the convertible note was determined based on Level 3 inputs using a scenario-based analysis that estimated the fair value of the convertible notes based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholder. The significant unobservable input assumptions that can significantly change the fair value included (i) the discount rates, (ii) the timing of payments, and (iii) the probability of certain settlement scenarios. The Company recorded a change in fair value on the convertible note of $2,222,000 for the six months ended June 30, 2026.

The option for the Company to issue additional notes up to $30 million was determined to be a freestanding instrument that is recognized at fair value as of the date of the March Securities Purchase Agreement. The fair value of this option was determined to be $30,991,850 and was determined based upon the fair value of the additional notes as if it were issued today multiplied by the probability of issuance. As the aggregate fair value of the note and the option was in excess of the proceeds received, the Company recorded a loss on issuance of convertible note of $54,640,850, which includes the $1,174,000 in debt issuance costs. The Company recorded a change in fair value on the option of $3,547,850 for the six months ended June 30, 2026.

June 2026 Convertible Note

On June 3, 2026, the Company entered into a securities purchase agreement (the “June Securities Purchase Agreement”) with the Investor, pursuant to which the Company agreed to issue and sell to the Investor senior secured convertible notes (the “June 2026 Note”) in an aggregate principal amount of up to $45,000,000 (the “Second Facility”).

The Second Facility consists of an initial tranche in the principal amount of $15,000,000, which was funded on June 3, 2026, and subsequent tranches in an aggregate principal amount of up to $30,000,000. The June 2026 Note bears interest at 7% per annum and the initial tranche matures on July 16, 2028. The June 2026 Note is convertible into shares of the Company’s common stock at $24.25 per share. The Company incurred $1,075,000 in debt issuance costs related to the June 2026 Note.

Due to certain embedded features within the convertible note, the Company elected the fair value option to account for this note, including the embedded features. The initial fair value of the note was determined to be $20,986,000. The fair value of the convertible note was determined based on Level 3 inputs using a scenario-based analysis that estimated the fair value of the convertible notes based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholder. The significant unobservable input assumptions that can significantly change the fair value included (i) the discount rates, (ii) the timing of payments, and (iii) the probability of certain settlement scenarios. The Company recorded a change in fair value on the convertible note of $158,000 for the six months ended June 30, 2026.

The option for the Company to issue additional notes up to $30 million was determined to be a freestanding instrument that is recognized at fair value as of the date of the June Securities Purchase Agreement. The fair value of this option was determined to be $11,580,000 and was determined based upon the fair value of the additional notes as if it were issued today multiplied by the probability of issuance. As the aggregate fair value of the note and the option was in excess of the proceeds received, the Company recorded a loss on issuance of convertible note of $19,241,000, which includes the $1,075,000 in debt issuance costs. The Company recorded a change in fair value on the option of $303,000 for the six months ended June 30, 2026.

Note 18. Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of its annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The quarterly tax provision, and estimate of the Company’s annual effective tax rate, are subject to variation due to several factors, including variability in pre-tax income or loss, changes in how the Company conducts business, changes in forecast, and tax law developments.

The Company’s effective tax rate was (0.2)% for both the three and six months ended June 30, 2026 primarily due to the partial valuation allowance recorded as a result of the TCM acquisition in April 2025. The effective tax rate for the three and six months ended June 30, 2025 was 2.3% and 2.7%, respectively, caused by recording a deferred tax liability for identified intangibles acquired in the TCM acquisition.

Note 19. Shareholders’ Equity (Deficit)

Preferred Stock

On September 30, 2025, the Company effected the conversion of all authorized and issued shares of Preferred Stock into Common Stock, as agreed to by all holders of Preferred Stock. Accordingly, there were no shares of Preferred Stock authorized or outstanding as of June 30, 2026 or December 31, 2025. As a result, there is no liquidation preference as of June 30, 2026 or December 31, 2025.

The conversion did not occur in accordance with the original terms of the Preferred Stock (as described below), as the Company provided the holders of the Preferred Stock with one share of Common Stock for every share of Preferred Stock outstanding, plus an additional share of Common Stock for every $10.80 of unpaid liquidation preference prior to the conversion transaction. As such, the transaction was accounted for as an extinguishment of preferred stock.

Prior to September 30, 2025, the Company designated a portion of the authorized shares of preferred stock as Series A, Series B, Series C and Series D Preferred Stock, and the issuance of total designated shares cannot exceed the aggregate number of preferred stock shares authorized for issuance.

Common Stock

As of June 30, 2026, the Company was authorized to issue up to 500,000,000 shares of common stock, without any par value per share. Each holder of common stock is entitled to one vote for each share held of record on all matters to be voted on by such holders. Holders of common stock are entitled to receive dividends, if declared. Upon liquidation, dissolution or winding-up, holders of common stock are entitled to share ratably in the net assets legally available for distribution after payment of all debts and other liabilities.

Note 20. Warrants

Type 1 Warrants

The warrants were issued during the year ended December 31, 2022 in conjunction with Series A Preferred Stock in satisfaction of outstanding debt. The warrants were not considered indexed to the issuer’s stock pursuant to ASC 815, as the warrants are subject to vesting upon the thirty-six (36) mensiversaries of the issuance date, at a rate of one thirty-sixth (1/36th) per month. At the option of the Company, the Company can return to the holder any cash it previously received from the holder. Upon the occurrence of such return of capital, the vesting schedule recasts based on amount returned and remaining time period to vest. As this contingency is based on the underlying capital account of the warrant holder it violates the fixed-for-fixed option pricing model. As such, the Company recorded the warrants as liabilities initially measured at fair value with subsequent changes in fair value recognized in earnings each reporting period. 961,256 of the warrants are pre-funded warrants.

The Type 1 warrants are “penny warrants”, meaning they have an exercise price of $0.01 ($0.03 after the Reverse Stock Split). The fair value of these penny warrants was calculated as the Company’s stock price less the exercise price of $0.01 ($0.03 after the Reverse Stock Split) (i.e., intrinsic value). The grant date fair value of the Type 1 Warrants was $692,103. The fair value of the warrants as of June 30, 2026 and December 31, 2025 was $2,968,793 and $1,382,955, respectively.

Type 2 Warrants

During the six months ended June 30, 2026, third parties performed professional services for the Company and were issued 5,295 warrants as payment for the services. The measurement of fair value of the warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance. The warrants issued are not redeemable in cash at the choice of the holder, are not mandatorily redeemable into common stock, and are classified as equity instruments.

On May 1, 2026 the Company issued 86,393 warrants to a customer as consideration for entering into a contract. Fifty percent (50%) of the warrant interests provided for herein vest in six equal monthly installments beginning on May 1, 2026. The remaining fifty percent (50%) of the warrant interests vest in eighteen equal monthly installments beginning on November 1, 2026. The measurement of fair value of the Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance. The warrants issued are not redeemable in cash at the choice of the holder, are not mandatorily redeemable into common stock, and are classified as equity instruments. The Company recognizes the fair value of the warrants within equity over the vesting period of the warrants.

The summary of stock warrant activity is as follows:

	Number of Warrants	Weighted Average Exercise price ($)	Weighted Average Grant-Date Fair Value ($)	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding as of January 1, 2025	1,439,962	1.02	1.72	2.31
Granted	195,696	9.36	7.83
Exercised	(872,100)	0.27	1.78
Warrants outstanding as of December 31, 2025	763,558	4.20	3.47	2.94
Granted	91,688	23.15	13.41
Exercised	(4,167)	3.00	1.97
Warrants outstanding as of June 30, 2026	851,079	6.23	4.52	2.52
Warrants exercisable as of June 30, 2026	776,434	4.42	3.44	2.50

No warrants were issued during the three and six months ended June 30, 2025. The total fair value of warrants granted during three and six months ended June 30, 2026 amounted to $1,229,733. The Black-Scholes model utilized the following inputs to value the warrants granted:

	June 30, 2026			December 31, 2025
Warrant Valuation Assumptions:
Risk-free interest rate	3.9%	-	4.1%	3.5%	-	3.7%
Expected term (years)	2.92	-	3.00	2.83	-	3.42
Expected volatility	89.0%	-	94.0%	117.0%	-	123.0%
Expected dividend yield			—%			—%

Note 21. Stock-Based Compensation

WAHA and SPRE sponsored a stock-based compensation plan known as the 2022 Plan (the “Plan”). The number of shares of common stock authorized for issuance under the Plan, prior to the corporate roll-up into the Company, was 74,000. Pursuant to the contribution and exchange agreement with the Company, the total number of shares of common stock authorized for issuance are 1,461,307 shares.

The Plan allows the Company to grant incentive stock options and non-qualified stock options. The persons eligible to receive awards are the employees, consultants and directors of the Company and its affiliates. Other than incentive stock options that are granted to a shareholder who owns more than 10% of the total combined voting power of all classes of the stock of the Company or of its parent or affiliates (a “Ten Percent Shareholder”), stock options are exercisable for up to ten years from the grant date, at an option price per share not less than the fair market value on the date the option is granted. A Ten Percent Shareholder shall not be granted an incentive stock option unless the option exercise price is at least 110% of the fair market value of the common stock at the grant date and the option is not exercisable after the expiration of five years from the grant date. Incentive stock options may be granted to employees of the Company or any subsidiary corporation. Awards other than incentive stock options may be granted to employees, consultants and directors. The option vesting schedule for options granted is determined at the time of the grant. The Plan provides for accelerated vesting of unvested options in the event of a change in control.

Pursuant to the contribution and exchange agreement, the number of options outstanding as of the date of the agreement were converted in accordance with the Company’s conversion ratio. The following is a summary of stock option activity during the six months ended June 30, 2026 and for the year ended December 31, 2025, effective for the conversion:

	Number of Options	Weighted Average Exercise price ($)	Weighted Average Grant- Date Fair Value ($)	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Options outstanding as of January 1, 2025	588,171	1.92	2.04	8.8	$1,976,425
Granted	693,692	1.79	5.12
Exercised	(54,425)	(1.93)	(4.81)
Canceled	(45,404)	(0.69)	(5.08)
Options outstanding as of December 31, 2025	1,182,034	1.93	3.75	8.7	$11,611,870
Options outstanding as of June 30, 2026	1,182,034	1.93	3.75	8.2	$27,103,204
Options exercisable as of June 30, 2026	1,129,595	1.64	2.59	6.1

For the three and six months ended June 30, 2026, there were no options granted. For the three and six months ended June 30, 2025, the total fair value of the options granted amounted to $58,156 and $3,267,771, respectively. The Black-Scholes model utilized the following inputs to value the options granted during the six months ended June 30, 2025:

	June 30, 2025
Option Valuation Assumptions:
Risk-free interest rate	3.9%	-	4.4%
Expected term (years)	0.04	-	5.0
Fair value of underlying common stock	$5.04	-	$5.76
Exercise price	$0.69	-	$9.00
Expected volatility	98.2%	-	123.0%
Expected dividend yield			—%

The Company recognized $119,939 and $233,208 in stock-based compensation during the three months ended June 30, 2026 and 2025, respectively, in connection with issued stock options. The Company recognized $241,809 and $250,552 in stock-based compensation during the six months ended June 30, 2026 and 2025, respectively, in connection with issued stock options. As of June 30, 2026, non-vested outstanding options totaled 52,439 and the Company expects to recognize $293,701 of stock-based compensation for the non-vested options over the remaining weighted-average contractual period of 0.9 years. Stock-based compensation is recorded in general and administrative expenses in the Company’s condensed consolidated statements of operations.

Note 22. Earnings (Net Loss) per Share

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income (loss) attributable to common shareholders - basic	$(22,876,334)	$12,118,574	$(72,242,206)	$10,296,097
Interest expense on convertible note	—	—	—	118,339
Net income (loss) attributable to common shareholders - diluted	(22,876,334)	$12,118,574	(72,242,206)	$10,414,436

Denominator
Weighted average shares of Common Stock outstanding - basic	31,740,634	16,983,356	31,680,098	15,500,358

Dilutive effect of stock options	—	695,616	—	663,209
Dilutive effect of warrants	—	220,150	—	—
Dilutive effect of convertible preferred stock	—	8,046,562	—	7,805,256
Dilutive effect of convertible note	—	541,108	—	270,554

Weighted average shares of Common Stock outstanding - diluted	31,740,634	26,486,792	31,680,098	24,239,377

Net income (loss) per share
Basic	$(0.72)	$0.71	$(2.28)	$0.66
Diluted	$(0.72)	$0.46	$(2.28)	$0.43

The table below sets forth all outstanding potentially dilutive securities which were not included in the calculation of diluted earnings per share because their impact would have been antidilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Potentially dilutive securities:
Warrants	722,671	478,713	722,671	478,713
Stock options	1,182,034	—	1,182,034	—
Convertible note	1,494,673	—	794,703	—
Total	3,399,378	478,713	2,699,408	478,713

Note 23. Segment Reporting

As part of the acquisition of TCM on April 1, 2025, (See Note 3 - Business Combination), the Company acquired a new revenue stream, “Revenue from compute power” (See Note 2). Accordingly, as of December 31, 2025, the Company operates as two reporting segments. The Company’s segments are Bitcoin and HPC. The Bitcoin segment’s business is focused on bitcoin mining and hosting. The HPC segment’s business is focused on compute power.

The HPC segment was not a part of the Company until the segment was acquired on April 1, 2025. The Bitcoin segment’s operations have remained consistent for all periods presented, however, the Company only had one operating and reportable segment prior to the acquisition.

The CODM uses segment operating income (loss), segment gross profit and segment net income (loss) before income tax to assess segment performance. Segment operating income (loss) is used by the Company’s CODM to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into specific service offerings within the segment, such as for entering into significant contracts, hiring of key management or executive personnel, or making significant capital investment decisions. The CODM also reviews segment gross profit to assess operating efficiency and cost structure within each segment, which helps inform short‑term operational decisions and identify trends affecting segment performance. In addition, the CODM reviews segment net income (loss) before income tax to evaluate overall segment profitability after considering all revenues and expenses attributable to the segment, and to inform broader, longer‑term resource allocation and strategic planning decisions.

As of June 30, 2026, the Bitcoin and HPC segments had total assets of $45,182,834 and $169,819,382, respectively. As of December 31, 2025, the Bitcoin and HPC segments had total assets of $14,419,727 and $77,314,766, respectively. The entire goodwill balance of $31,416,827 as of June 30, 2026 and December 31, 2025 was allocated to the HPC segment.

Revenue and costs are directly attributed to our segments, and the revenues recognized as well as the costs incurred in generating those revenues within each segment are distinguishable based on the information systems in which each segment’s financial information gets recorded. There are no intersegment revenues or other transactions between the two segments that are eliminated in consolidation by the Company for external reporting.

Summary information regarding the Company’s operating segments along with the reconciliation of the Company’s segment net income, segment operating loss and segment gross profit to the Company’s consolidated net loss before income taxes is as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Bitcoin	HPC	Total Reportable Segments
Revenue from cryptocurrency mining	$410,081	$—	$410,081
Revenue from mining hosting services	693,778	—	693,778
Revenue from compute power	—	5,608,946	5,608,946
Total revenue	1,103,859	5,608,946	6,712,805

Cost of revenue	651,724	1,590,678	2,242,402
Segment gross profit	452,135	4,018,268	4,470,403	(3)

Operating expenses	1,237,032	8,360,454	9,597,486
Segment operating loss	(784,897)	(4,342,186)	(5,127,083)	(2)

Other income (expense)
Gain on sale of property and equipment	—	1,034	1,034
Segment net income (loss) before income tax	$(784,897)	$(4,341,152)	$(5,126,049)	(1)

(1)	Reconciliation of segment net income (loss) before income taxes:
	Unallocated corporate overhead expenses:
	Wages and salaries	$(660,909)
	Professional fees	(1,428,803)
	Other general and administrative expenses	(453,796)
	Unallocated other income (expense):
	Loss on issuance of convertible note	(19,241,000)
	Change in fair value of convertible note	2,380,000
	Change in fair value of additional convertible note options	3,850,850
	Other income (expense), net	(113,905)
	Interest expense, net	(2,045,748)
	Income before income taxes	$(22,839,360)

(2)	Reconciliation of segment operating loss:
	Segment operating loss	$(5,127,083)
	Segment other income (expense), net	1,034
	Unallocated corporate overhead expenses	(2,543,508)
	Unallocated other income (expense), net	(15,169,803)
	Income before income taxes	$(22,839,360)

(3)	Reconciliation of segment gross profit:
	Segment gross profit	$4,470,403
	Segment operating expenses	(9,597,486)
	Segment other income (expense), net	1,034
	Unallocated corporate overhead expenses	(2,543,508)
	Unallocated other income (expense), net	(15,169,803)
	Income before income taxes	$(22,839,360)

	Three Months Ended June 30, 2025
	Bitcoin	HPC	Total Reportable Segments
Revenue from cryptocurrency mining	$148,038	$—	$148,038
Revenue from mining hosting services	1,625,701	—	1,625,701
Revenue from compute power	—	1,311,700	1,311,700
Total revenue	1,773,739	1,311,700	3,085,439

Cost of revenue	1,090,399	295,975	1,386,374
Segment gross profit	683,340	1,015,725	1,699,065	(3)

Operating expenses	1,044,353	1,973,564	3,017,917
Segment operating loss	(361,013)	(957,839)	(1,318,852)	(2)

Other income (expense)
Income from equity method investments	629,816	—	629,816
Gain on remeasurement of investment in TCM	—	14,549,536	14,549,536
Change in fair value of digital assets	85,756	—	85,756
Segment net income (loss) before income tax	$354,559	$13,591,697	$13,946,256	(1)

(1)	Reconciliation of segment net income (loss) before income tax:
	Unallocated corporate overhead expenses:
	Wages and salaries	$(223,956)
	Professional fees	(560,641)
	Other general and administrative expenses	(78,084)
	Unallocated other income (expense):
	Loss on extinguishment of debt	(71,094)
	Other income (expense), net	(7,527)
	Interest expense, net	(601,260)
	Loss before income taxes	$12,403,694

(2)	Reconciliation of segment operating loss:
	Segment operating loss	$(1,318,852)
	Segment other income (expense), net	15,265,108
	Unallocated corporate overhead expenses	(862,681)
	Unallocated other income (expense), net	(679,881)
	Loss before income taxes	$12,403,694

(3)	Reconciliation of segment gross profit:
	Segment gross profit	$1,699,065
	Segment operating expenses	(3,017,917)
	Segment other income (expense), net	15,265,108
	Unallocated corporate overhead expenses	(862,681)
	Unallocated other income (expense), net	(679,881)
	Loss before income taxes	$12,403,694

	Six Months Ended June 30, 2026
	Bitcoin	HPC	Total Reportable Segments
Revenue from cryptocurrency mining	$779,060	$—	$779,060
Revenue from mining hosting services	1,642,205	—	1,642,205
Revenue from compute power	—	7,711,458	7,711,458
Total revenue	2,421,265	7,711,458	10,132,723

Cost of revenue	1,721,323	2,656,876	4,378,199
Segment gross profit	699,942	5,054,582	5,754,524	(3)

Operating expenses	2,661,029	11,571,567	14,232,596

Segment operating loss	(1,961,087)	(6,516,985)	(8,478,072)	(2)

Other income (expense)
Income from equity method investments	21,994	—	21,994
Gain on sale of equity method investments	12,569,661	—	12,569,661
Gain on sale of property and equipment	—	36,298	36,298
Segment net income (loss) before income tax	$10,630,568	$(6,480,687)	$4,149,881	(1)

(1)	Reconciliation of segment net income (loss) before income taxes:
	Unallocated corporate overhead expenses:
	Wages and salaries	$(1,321,818)
	Professional fees	(2,564,571)
	Other general and administrative expenses	(832,861)
	Unallocated other income (expense):
	Change in fair value of warrant liability	(1,585,838)
	Loss on issuance of convertible note	(73,881,850)
	Change in fair value of convertible note	2,380,000
	Change in fair value of additional convertible note options	3,850,850
	Other income (expense), net	(187,750)
	Interest expense, net	(2,584,024)
	Income before income taxes	$(72,577,981)

(2)	Reconciliation of segment operating loss:
	Segment operating loss	$(8,478,072)
	Segment other income (expense), net	12,627,953
	Unallocated corporate overhead expenses	(4,719,250)
	Unallocated other income (expense), net	(72,008,612)
	Income before income taxes	$(72,577,981)

(3)	Reconciliation of segment gross profit:
	Segment gross profit	$5,754,524
	Segment operating expenses	(14,232,596)
	Segment other income (expense), net	12,627,953
	Unallocated corporate overhead expenses	(4,719,250)
	Unallocated other income (expense), net	(72,008,612)
	Income before income taxes	$(72,577,981)

	Six Months Ended June 30, 2025
	Bitcoin	HPC	Total Reportable Segments
Revenue from cryptocurrency mining	$295,839	$—	$295,839
Revenue from mining hosting services	3,349,152	—	3,349,152
Revenue from compute power	—	1,311,700	1,311,700
Total revenue	3,644,991	1,311,700	4,956,691

Cost of revenue	2,305,493	295,975	2,601,468
Segment gross profit	1,339,498	1,015,725	2,355,223	(3)

Operating expenses	2,110,690	1,973,564	4,084,254

Segment operating loss	(771,192)	(957,839)	(1,729,031)	(2)

Other income (expense)
Income from equity method investments	864,320	—	864,320
Gain on remeasurement of investment in TCM	—	14,549,536	14,549,536
Change in fair value of digital assets	37,984	—	37,984
Segment net income (loss) before income tax	$131,112	$13,591,697	$13,722,809	(1)

(1)	Reconciliation of segment net income (loss) before income tax:
	Unallocated corporate overhead expenses:
	Wages and salaries	$(386,394)
	Professional fees	(917,185)
	Other general and administrative expenses	(78,084)
	Unallocated other income (expense):
	Change in fair value of warrant liability	(692,103)

	Loss on extinguishment of debt	(153,834)
	Other income (expense), net	26,954
	Interest expense, net	(940,946)
	Loss before income taxes	$10,581,217

(2)	Reconciliation of segment operating loss:
	Segment operating loss	$(1,729,031)
	Segment other income (expense), net	15,451,840
	Unallocated corporate overhead expenses	(1,381,663)
	Unallocated other income (expense), net	(1,759,929)
	Loss before income taxes	$10,581,217

(3)	Reconciliation of segment gross profit:
	Segment gross profit	$2,355,223
	Segment operating expenses	(4,084,254)
	Segment other income (expense), net	15,451,840
	Unallocated corporate overhead expenses	(1,381,663)
	Unallocated other income (expense), net	(1,759,929)
	Loss before income taxes	$10,581,217

Summary information regarding the reportable segment depreciation and amortization for the three and six months ended June 30, 2026 and 2025 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Bitcoin	$199,795	$326,305	$399,590	$804,353
HPC	6,682,359	733,595	9,149,409	733,595
	$6,882,154	$1,059,900	$9,548,999	$1,537,948

Note 24. Commitments and Contingencies

In the normal course of business, the Company is at times subject to pending and threatened legal actions. In management’s opinion, any potential loss resulting from the resolution of these matters will not have a material effect on the results of operations, financial position or cash flows of the Company.

As of June 30, 2026 and December 31, 2025, the Company had no outstanding litigation.

The Company has various ground leases for bitcoin mining facilities in Oklahoma and Texas that expire on varying dates through 2034 and various equipment leases. For additional information see Note 25.

Note 25. Leases

Operating Leases

The Company entered into two lease agreements in Oklahoma and Texas for land during the year ended December 31, 2024. Both leases expire during 2034. Certain lease arrangements include renewal options and escalation clauses.

Future minimum lease payments included in the measurement of operating lease liabilities on the condensed consolidated balance sheet as of June 30, 2026, were as follows:

Operating Lease
2026 (Remaining)	130,080
2027	260,160
2028	260,160
2029	315,160
2030	320,160
Thereafter	998,919
Total minimum lease payments	$2,284,639
Less: Imputed interest	(718,839)
Present value of future minimum lease payments	$1,565,800
Less: Current portion	(106,795)
Lease liabilities, net of current portion	$1,459,005

Total operating lease expense was $65,749 and $71,095 for the three months ended June 30, 2026 and 2025, respectively. Total operating lease expense was $138,806 and $140,510 for the six months ended June 30, 2026 and 2025, respectively. Operating lease expense is recorded in general and administrative expenses in the Company’s condensed consolidated statements of operations. The weighted-average discount rate and remaining lease term in years as of June 30, 2026 was 10.32% and 7.63, respectively. Total amortization expense for the ROU asset was $28,637 and $29,062 for the three months ended June 30, 2026 and 2025, respectively. Total amortization expense for the ROU asset was $64,638 and $53,970 for the six months ended June 30, 2026 and 2025, respectively.

Finance Leases

The Company leases computer equipment under finance lease agreements with four related party entities. See Note 12 - Transactions with Related Parties for additional information. These leases were acquired through the TCM acquisition on April 1, 2025. The lease obligations mature on various dates from 2027 through 2030.

Future minimum lease payments included in the measurement of finance lease liabilities on the condensed consolidated balance sheet as of June 30, 2026, were as follows:

Finance Lease
2026 (Remaining)	9,298,519
2027	19,982,408
2028	16,891,230
2029	9,026,084
2030	536,660
Total minimum lease payments	$55,734,901
Less: Imputed interest	(9,958,732)
Present value of future minimum lease payments	$45,776,169
Less: Current portion	(13,067,517)
Lease liabilities, net of current portion	$32,708,652

The components of finance lease expense for the three and six months ended June 30, 2026 and 2025 are as follows.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of ROU assets	$3,783,212	$408,629	$4,581,245	$408,629
Interest on lease liabilities	1,430,658	133,295	1,756,748	133,295
Total lease cost	$5,213,870	$541,924	$6,337,993	$541,924

The weighted-average discount rate and remaining lease term in years as of June 30, 2026 was 14.01% and 2.84, respectively.

Supplemental cash flow information and non-cash activity related to leases are as follows:

	For the Six Months Ended June 30,
	2026	2025
Operating cash flows for operating leases	$(29,212)	$(30,219)
Amortization of right-of-use assets	$4,645,883	$462,598
Financing cash flows from finance leases	$(6,518,746)	$(521,865)
Acquisition of right-of-use asset in exchange for lease obligations	$45,504,172	$5,820,225
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets	$43,713,270	$6,078,929

Note 26. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.

As of August 20, 2026, $3.1 million of outstanding principal on the convertible notes were converted into 590,584 shares of the Company's common stock.

On July 14, 2026, the Company’s Second Amended and Restated Articles of Incorporation became effective, pursuant to which the total number of shares of capital stock which the Corporation is authorized to issue was increased to 1,100,000,000, consisting of 1,000,000,000 shares of common stock, no par value, and 100,000,000 shares of preferred stock, no par value.

On July 14, 2026, the Company’s 2026 Equity Incentive Plan (the “2026 Plan”) became effective and replaced the Global Digital Holdings, Inc. 2022 Option Plan, as amended. The 2026 Plan provides for the issuance of up to 4,770,000 shares of common stock (the “Initial Share Pool”). The Initial Share Pool will automatically increase on January 1st of each year from 2027 until 2036 by the lesser of (a) five percent (5%) of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31st and (b) such number of shares of common stock as determined by the Board of Directors on or prior to such date for such year. The 2026 Plan permits the grant of non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, and other stock-based awards to eligible employees, non-employee directors, and consultants of the Company.

On July 16, 2026, the Company completed a direct listing of its outstanding common stock on the Nasdaq Global Market. As a result of the direct listing, the Company has received access to $19,925,104 in previously restricted funds.

On July 22, 2026, the Company entered into an agreement with a third party customer, pursuant to which the Company will provide compute power services. The agreement has a two-year term with aggregate contracted fees of approximately $32.0 million. Pursuant to the terms of the agreement, the customer is required to make an upfront payment of approximately $6.5 million, with the remaining fees payable over the term of the contract.

On July 25, 2026, the Company entered into an agreement with a third party customer, pursuant to which the Company will provide compute power services. The agreement has a three-year term with aggregate contracted fees of approximately $71.9 million. Pursuant to the terms of the agreement, the customer is required to make an upfront payment of approximately $14.4 million, with the remaining fees payable over the term of the contract.

On August 5, 2026, the Company issued warrants to a third party to purchase up to 16,668 shares of common stock. The warrants have an exercise price of $10.80. Half of the warrants vest on September 1, 2026 with the remaining warrants vesting monthly between October 2026 and March 2027.

On August 7, 2026, the Company completed an additional $15.3 million draw under the USD.AI protocol.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes thereto included under the heading “Part I. Financial Information – Item 1. Unaudited Condensed Consolidated Financial Statements.” References in this quarterly report on Form 10-Q (this “report”) to the “Company,”, “us” or “we” refer to QumulusAI, Inc. on a consolidated basis. References to our “management” or our “management team” refer to our officers and directors. This discussion and analysis provides material historical and prospective disclosures intended to enable investors and other users to assess the Company’s financial condition and results of operations. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

QumulusAI is a cloud infrastructure company specializing in rapid deployment of graphics processing unit (“GPU”)-powered solutions for artificial intelligence (“AI”) applications, serving a critical market that is often overlooked by large-scale cloud providers (“hyperscalers”), which operate massive, standardized computing infrastructures primarily serving the largest enterprises. Our platform delivers flexible, competitively priced, and customizable solutions for underserved small and mid-market customers—including machine learning teams, AI infrastructure startups, and research institutions—while also supporting the scale and complexity requirements of large enterprises, such as long-term deployments or supplemental on-demand compute capacity.

Originally established as a crypto-focused data center and power infrastructure company, we have evolved into a full-stack platform purpose-built for high-throughput, enterprise-grade compute. Leveraging our operational heritage in constructing and managing over 100 megawatts (“MW”) of high-density data center capacity, we are repurposing infrastructure previously used for cryptocurrency mining to meet accelerating AI demand while continuing to operate managed services for crypto mining infrastructure and blockchain asset management as a complementary, revenue-generating load management capabilities during the transition toward high-performance computing (“HPC”) operations.

While we expect blockchain mining income to continue during 2026, revenue generated from third-party hosting clients is expected to continue to decline as existing hosting customer contracts expire and are not renewed. As hosting capacity becomes available, we plan to transition that capacity to HPC compute operations. During the six months ended June 30, 2026, blockchain-related revenue accounted for approximately 24% of total revenue, while HPC compute revenue accounted for approximately 76% of total revenue. We expect this trend of HPC compute revenue becoming a higher percentage of total revenue to continue as we continue to deploy additional HPC infrastructure and allocate a greater portion of our active power capacity toward HPC compute workloads.

QumulusAI is headquartered in Atlanta, Georgia. We operate in multiple colocation data centers in Marietta, Georgia, Kansas City, Missouri, Denver, Colorado, and Philadelphia, Pennsylvania, with combined deployed and contracted capacity of approximately 8 MW of power. We have secured rights of first refusal for 15 MW of information technology (“IT”) load capacity space for our GPU equipment and we are actively planning for expansion exceeding 120 MW of total IT load across our platform with potential to support over 90,000 NVIDIA B200/B300 GPUs (among the latest generation GPUs purpose-built for foundation model training), or as many as 1,500,000 GPUs optimized for AI inference at scale.

Additionally, in the aggregate, we operate approximately 10 MW of grid power with immediate access to 39 MW of additional grid power in Watonga, Oklahoma and Denton, Texas where we manage blockchain assets. These sites serve as foundational assets for power-intensive compute deployments and provide strategic flexibility for future infrastructure repurposing.

QumulusAI’s competitive edge lies in its end-to-end control of the infrastructure stack, encompassing:

●	HPC Cloud Services
●	Data Center Infrastructure and Hosting
●	Power and Energy Integration

This vertically integrated model enables greater reliability, tighter cost control, and superior performance—advantages not easily matched by traditional providers that rely on fragmented supply chains.

As we continue transitioning toward HPC compute operations, we expect the relationship between costs and revenues to evolve. HPC operations generally involve higher upfront capital expenditures and infrastructure-related costs, including GPU servers, networking equipment, colocation costs, power infrastructure, and data center buildout expenditures. We also expect depreciation expense and operating costs associated with HPC infrastructure to increase as additional HPC assets are deployed and future data center capacity is developed. However, we believe HPC compute operations will generate higher revenue and gross profit per megawatt of deployed power capacity as compared to traditional blockchain hosting operations.

The Company serves a broad range of customers, including enterprise machine learning teams, AI infrastructure startups, and research institutions. Use cases span training of foundation models, deployment of inference application programming interfaces (“APIs”), and long-horizon experimentation requiring predictable performance at scale.

QumulusAI reaches customers through a dual-channel approach. Marketplace provider partners (for example, RunPod Inc. (“RunPod”)) manage orchestration and customer acquisition in exchange for a share of the total transaction value. When we sell through RunPod, we recognize 80% of the total transaction value as revenue and RunPod retains 20% under their standard service terms. Additionally, QumulusAI’s direct sales team engages enterprise clients through a self-service portal and technical onboarding support. This hybrid model optimizes utilization and enables both rapid scale and deep customer relationships.

Full-Stack AI Infrastructure

QumulusAI operates a fully integrated infrastructure platform designed to deliver efficient, scalable compute services with long-term cost predictability. Its three-layer model includes:

HPC Cloud Services

At the heart of the business is an HPC platform engineered for AI and machine learning workloads. Powered by a rapidly expanding fleet of NVIDIA GPUs, QumulusAI provides on-demand compute capacity through both direct and marketplace channels.

Unlike traditional providers that rent cloud capacity or depend on hyperscale backends, QumulusAI retains complete control over its compute stack. This allows for faster provisioning, more consistent performance, and enterprise-grade security. Marketplace partnerships drive high-volume usage, while the direct channel caters to technically advanced clients seeking custom infrastructure solutions.

Data Center Infrastructure & Hosting

QumulusAI’s infrastructure spans both long-term leased facilities and strategic co-location agreements. Our co-location agreements are with providers such as CoreSite, H5, and NOCIX. This hybrid deployment strategy supports geographic flexibility, rapid scale-up, and localized latency control.

In addition to powering its own HPC platform, QumulusAI generates recurring revenue by offering crypto-focused hosting services through its strategic holdover blockchain business. This diversified workload mix strengthens the Company’s revenue base and provides insulation from sector-specific volatility.

Power & Energy Integration

Energy strategy is central to QumulusAI’s model. Rather than relying on third-party utilities, the company integrates power procurement directly into its operations through power purchase agreements and dedicated infrastructure projects.

This approach enhances margin stability, ensures energy availability for high-density workloads, and supports uptime across its sites. As environmental, social, and governance concerns and sustainability metrics grow in importance, QumulusAI’s energy-layer control positions it to meet the evolving standards of enterprise clients.

History and Timeline

Our businesses began in 2019 under WAHA Technologies, Inc. and WAHA, Inc. (renamed SPRE Commercial Group, Inc.) with the activation of 1 MW of data center hosting in Georgia. In 2020, our business expanded to 10 MW of data center infrastructure and hosting and secured our first round of venture funding. In 2021, we acquired our HPC business and expanded to 40 MW of data center infrastructure and hosting. Across 2021 and 2022, we raised approximately $50 million in debt and equity funding to support our growth. In 2022, the business expanded to 86 MW, sold a facility to CleanSpark Inc. (Nasdaq: CLSK), and launched HPC solutions for AI, machine learning, blockchain, and other applications. That same year, we completed a corporate roll-up to consolidate all shareholders under a single cap table, forming Global Digital Holdings, Inc. (which was renamed QumulusAI, Inc. on August 18, 2025).

Since its founding in December 2022, QumulusAI has undergone a purposeful transformation—from a regional hosting and power operator into a vertically integrated AI infrastructure platform. In 2023, we developed 30 MW of new data centers in North Carolina and Oklahoma, invested over $10 million into HPC-as-a-service, and listed with Runpod, the leading GPU-as-a-service marketplace. In 2024, we activated over 200 HPC GPUs, added sales channel partners, expanded to 60 MW of infrastructure, and sold a 12 MW data center. Beginning in 2025, we have been working to develop a 20 MW data center in Texas and have ordered approximately 1,100 GPUs in a phased activation. Each milestone marks a strategic step in that journey: from scaling data center capacity and beginning GPU deployment, to launching AI services via both marketplace and enterprise channels. We most recently sold our T20 facility in Tulsa, Oklahoma, representing approximately 50 MW.

As of 2026, the Company operates across multiple U.S. regions with over 15 MW of active capacity and a growing fleet of GPUs. With new infrastructure builds and energy integration projects underway, QumulusAI is focused and well positioned to deliver scalable, cost-efficient compute to meet the accelerating demands of AI workloads through 2026 and beyond.

Recent Developments

New HPC Customer Contracts

On May 11, 2026, the Company entered into a contract with a customer pursuant to which the customer subscribed to 128 bare metal clustered NVIDIA B300 GPU nodes. The subscription agreement has a three-year term with aggregate contracted fees of approximately $99.6 million. Pursuant to the terms of the agreement, the customer is required to make an upfront payment of approximately $16.9 million, with the remaining fees payable over the term of the contract.

On May 28, 2026, the Company entered into a contract with a customer pursuant to which the customer subscribed to 32 bare metal clustered NVIDIA B200 GPU nodes. The subscription agreement has a three-year term with aggregate contracted fees of approximately $19.8 million. Pursuant to the terms of the agreement, the customer is required to make an upfront payment of approximately $4.9 million, with the remaining fees payable over the term of the contract.

On June 29, 2026, the Company entered into a contract with a customer pursuant to which the customer subscribed to 32 bare metal clustered NVIDIA B300 GPU nodes. The subscription agreement has a two-year term with aggregate contracted fees of approximately $18.0 million. Pursuant to the terms of the agreement, the customer is required to make an upfront payment of approximately $3.7 million, with the remaining fees payable over the term of the contract.

On July 22, 2026, the Company entered into a contract with a customer pursuant to which the customer subscribed to 56 bare metal clustered NVIDIA B300 GPU nodes. The subscription agreement has a two-year term with aggregate contracted fees of approximately $32.0 million. Pursuant to the terms of the agreement, the customer is required to make an upfront payment of approximately $6.5 million, with the remaining fees payable over the term of the contract.

On July 25, 2026, the Company entered into a contract with a customer pursuant to which the customer subscribed to 16 bare metal clustered NVIDIA B200 GPU nodes and 64 bare metal clustered NVIDIA B300 GPU nodes. The subscription agreement has a three-year term with aggregate contracted fees of approximately $72.0 million. Pursuant to the terms of the agreement, the customer is required to make an upfront payment of approximately $14.4 million, with the remaining fees payable over the term of the contract.

Master Lease Agreement

On April 10, 2026, the Company entered into a Master Lease Agreement with a third party to lease servers and related equipment. The individual equipment leases commence on the delivery of the equipment and have terms of three years with an option to purchase the equipment at the end of the lease term. For the leases that have been entered into as of May 1, 2026 the Company made an initial payment of approximately $2.6 million with a remaining obligation of $26.0 million in fixed payments to be paid over the lease term of three years.

$90 Million Senior Secured Convertible Notes Facility

On March 26, 2026 (the “Initial Closing Date”), we entered into a securities purchase agreement (the “March Securities Purchase Agreement”) with ATW AI Opportunities LLC (the “Investor”), pursuant to which we agreed to issue and sell to the Investor the initial notes (the “Initial ATW Notes”) in an aggregate principal amount of up to $45,000,000 (the “Initial Facility”). On June 3, 2026, we entered into an additional securities purchase agreement (collectively with the March Securities Purchase Agreement, the “Securities Purchase Agreements”) with the Investor, pursuant to which we agreed to issue and sell the subsequent notes (the “Subsequent ATW Notes” and collectively with the Initial ATW Notes, the “ATW Notes”) in an aggregate principal amount of up to $45,000,000 (“Subsequent Facility” and collectively with the Initial Facility, the “Facility”). The ATW Notes are being issued in multiple tranches as described below. Each of the Initial Facility and the Subsequent Facility consists of an initial tranche in the principal amount of $15,000,000 which was funded on the applicable closing date, and subsequent tranches in an aggregate principal amount of up to $60,000,000 (collectively, the “Subsequent Tranches” or “Green Shoe”), which are callable by us subject to certain funding conditions. Subsequent Tranches may also be funded at such other times as may be agreed by the parties in accordance with the transaction documents.

We intend to use the net proceeds from the sale of the ATW Notes for working capital and general corporate purposes. The ATW Notes bear interest at a rate of 7% per annum, with interest accruing prior to the public listing date of our common stock (the “Public Listing Date”) capitalized into the outstanding principal balance and, thereafter, payable in accordance with the terms of the ATW Notes, including in cash on a quarterly basis or upon conversion. The first tranche Initial ATW Note and the first tranche Subsequent ATW Note were issued with an original issue discount of 4%, payable from the funding proceeds. The first tranche Initial ATW Note and the first tranche Subsequent ATW Note each mature on July 16, 2028.

The ATW Notes are convertible into shares of our common stock at the election of the Investor at an initial fixed conversion price of $11.50 per share, with respect to the Initial ATW Notes, and $24.25 per share, with respect to the Subsequent ATW Notes (the “Fixed Conversion Price”), subject to adjustment. The applicable Fixed Conversion Price is subject to a price match if we issue equity at a lower price in the future. Notwithstanding the foregoing, with respect to the Green Shoe portion of the Facility, the Fixed Conversion Price shall be $17.00 per share, with respect to the Initial ATW Notes, and $30 per share, with respect to the Subsequent ATW Notes. Beginning on the Public Listing Date, we will make equal monthly redemptions of the balance of the initial principal amount together with accrued interest in shares, subject to equity conditions, or in cash at our option at no premium. If monthly redemptions are made in shares, the conversion price shall be the lower of (i) the Fixed Conversion Price and (ii) 93% of the lowest daily volume-weighted average price (“VWAP”) during the eight trading days prior to each conversion. The Investor has the right to accelerate up to four payments, in whole or in part, in shares during each applicable Installment Period (as defined in the ATW Notes). Any accelerated redemption payments or conversions shall apply to the furthest monthly redemption.

The Investor has agreed to limit the sale of shares received from such monthly redemptions to the higher of (i) 15% of the daily trading volume or (ii) $350,000 per trading day.

The ATW Notes are secured by a senior security interest in the collateral granted by us under the security documents, including a first-priority perfected lien on our personal property and a pledge of the ownership interests of our three direct wholly owned subsidiaries, but not a direct lien on the assets of those subsidiaries except as provided in the transaction documents.

For 24 months following the applicable closing, the Investor has the right to participate in 15% of certain of our future financing transactions on the same terms as other investors, subject to the terms of the Securities Purchase Agreements. We have agreed to reimburse the Investor for certain legal and diligence fees and expenses incurred in connection with the Facilities, including specified amounts aggregating (i) $200,000 in connection with the first tranche Initial ATW Note and first tranche Subsequent ATW Note and (ii) $80,000 in connection with subsequent issuances of the ATW Notes.

In addition, we have agreed to pay an administrative expense reimbursement of $50,000 on the Initial Closing Date and on each additional closing date to the service provider for expenses related to the commitment of internal resources to administer this transaction. Such reimbursement is due at each closing and is payable only from the disbursement of funds in connection with the funding of a tranche.

Entry into License and Service Agreement

On January 14, 2026, the Company entered into a License and Service Agreement with Connected Nation Internet Exchange Points, LLC (“Connected Nation”) pursuant to which Connected Nation granted to the Company a license to access and use certain facilities and pursuant to which Connected Nation will provide certain services to the Company for the term of the agreement. Through this agreement, Moonshot Energy, a manufacturer of critical and modular infrastructure for AI, and QAI Moon, LLC will design and deploy a nationally distributed, fully integrated platform with IXP.us that pairs carrier-neutral Internet Exchange Points with modular AI pods at approximately 25 initial sites and expanding over time to as many as 125 locations. By situating compute capacity at Internet Exchange Points where networks already meet and exchange traffic, this model reduces the number of routing steps required for data to travel between users and processing resources, creating a more direct and efficient path. The result is significantly lower latency and more predictable performance, which allows compute to be delivered as a proximity-based service rather than simply as capacity.

Sale of Joint Venture Interest

On January 12, 2026, SPRE TULSA OK, LLC, an indirect wholly owned subsidiary of the Company and party to the T20 joint venture, entered into a Limited Liability Company Interest Purchase Agreement, as amended on February 12, 2026, to sell its 40% interest in the T20 joint venture to a third party. This transaction closed on February 13, 2026, providing a $16.5 million cash injection to our balance sheet. The Company intends to use this capital to accelerate the development and scale of its HPC business.

Components of Results of Operations

The following discussion sets forth certain components of the Company’s statements of operations as well as factors that impact those items.

Revenues

Revenues are derived primarily from the provision of compute power, together with mining hosting services and bitcoin self-mining. The Company provides compute power directly to end users, including under multi-year direct contracts, as well as to a marketplace. The Company deploys and maintains its compute infrastructure primarily in colocation data center facilities, which provide the megawatt capacity supporting its high-performance computing operations, and makes that infrastructure available to customers for large-scale cloud processing.

The Company also hosts mining equipment owned by third parties across its operational sites, which generates recurring income by leveraging existing infrastructure. In addition, the Company mines bitcoin for its own account through participation in a third-party operated mining pool, earning revenue by providing computing power to the mining pool. The Company’s enforceable right to compensation begins when, and lasts as long as, the Company provides computing power to the mining pool operator.

The Company has continued to shift its revenue mix towards compute power as it scales its high-performance computing footprint. Compute power revenue increased from approximately 43% and 26% of total revenue for the three and six months ended June 30, 2025, respectively, to approximately 84% and 76% of total revenue for the three and six months ended June 30, 2026, respectively, while mining hosting services declined from approximately 53% and 68% of total revenue for the three and six months ended June 30, 2025, respectively, to approximately 10% and 16% for the three and six months ended June 30, 2026, respectively.

The Company evaluates the performance of its compute power operations through operational metrics that directly influence revenue, including megawatts of data center capacity deployed, the number of servers deployed and available for customer use, capacity committed under multi-year customer contracts, and infrastructure utilization and uptime. The Company also monitors its bitcoin mining operations through a combination of operational and market-based metrics, including the number of bitcoin earned per day, the efficiency and uptime of deployed miners as measured by terahash performance, the total number of active miners, bitcoin network difficulty, and the market price of bitcoin.

Key Definitions

Bitcoin Mining: The process by which new bitcoin are created and transactions are validated on the Bitcoin Network. Miners compete to solve complex cryptographic problems, and the first to solve each block earns a reward in bitcoin (the “block reward”) plus transaction fees. The probability of earning rewards depends on a miner’s computational power, or hashrate, relative to the total network hashrate.

Hashrate (TH/s): A measure of computational speed, representing the number of trillions of cryptographic calculations (“hashes”) performed per second. Higher hashrate increases the likelihood of earning bitcoin rewards.

Network Difficulty: A measure of how hard it is to find a valid block. Difficulty automatically adjusts roughly every two weeks to keep global block times near ten minutes. When difficulty rises, more hashrate is required to maintain the same level of bitcoin output.

Block Reward and Halving: The block reward is the amount of bitcoin awarded for successfully mining a block. Approximately every four years, this reward is cut in half in an event known as the halving, reducing the rate of new bitcoin entering circulation and directly impacting miner economics.

Cost of revenues

Cost of revenues reflect direct costs associated with the delivery of the Company’s products and services to its customers. These costs include electricity and infrastructure expenses associated with operating the Company’s mining facilities. Cost of revenues also includes colocation and hosting costs related to GPU-based high-performance computing data centers, as well as fees paid to certain consultants.

General and administrative expenses

General and administrative expenses include salaries, benefits and other costs of departments serving administrative functions, such as executives, finance and accounting, and human resources. In addition, general and administrative expense includes non-personnel costs, such as professional fees, legal fees, accounting and finance advisory fees and other supporting corporate expenses not allocated to cost of revenues or sales and marketing.

Sales and marketing expenses

Sales and marketing expenses include social media, advertising and marketing costs, marketing consultant costs, website costs and costs related to conferences and seminars. It also includes all expenses related to salespeople salaries, commissions, benefits, and other costs related to the sales function such as productivity tools, and customer relationship management tools.

Depreciation and amortization expense

Depreciation and amortization relates to long-lived assets and intangible assets used in the Company’s business. Depreciation expense relates primarily to buildings and improvements, server equipment, miners, and mining related equipment. Amortization expense relates primarily to right-of-use assets, vendor relationships and trade name.

Other income (expense), net

Other income (expense), net consists of non-operating income and expenses not directly related to our core operations. This includes income (expense) from non-consolidating joint ventures, warrant liabilities, loss on issuance of convertible note, gain on sale of equity method investments, and gain on disposal of property and equipment. It also includes amortization of certain non-revenue-generating assets.

Joint Ventures

Joint ventures include infrastructure projects in which QumulusAI participates in the operational and financial results. These arrangements typically involve large-scale hosting or mining facilities that are jointly developed and operated with strategic partners. For joint ventures in which we hold non-controlling ownership, we account for these investments using the equity method of accounting and recognize our proportionate share of net income or loss within the consolidated financial statements. For joint ventures in which we hold a controlling ownership, we consolidate the entities for financial reporting purposes. Joint ventures allow QumulusAI to expand its infrastructure footprint while maintaining capital efficiency and operational flexibility.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents periodic unrealized gains or losses resulting from the remeasurement of outstanding warrant instruments classified as liabilities. These changes reflect fluctuations in the estimated fair value of warrants due to factors such as the Company’s equity valuation, time to maturity, and volatility assumptions. Adjustments are recorded in the consolidated statements of operations and do not impact cash flow.

Change in Fair Value of Digital Assets

Change in fair value of digital assets represents periodic adjustments to the carrying value of bitcoin and other digital assets held by the Company, based on changes in market price relative to the value recorded at the time of acquisition or mining. These unrealized gains or losses are recognized to reflect the fair value of digital assets as of the reporting date. This adjustment impacts reported earnings but does not result in realized gains or losses unless the assets are sold.

Change in Fair Value of Convertible Note

Change in fair value of convertible note reflects the remeasurement of the Company’s convertible note to its estimated fair value. The fair value of the convertible note is influenced by various factors, including changes in the Company’s equity valuation, volatility assumptions and remaining term of the note. As these assumptions change, the Company records non-cash gains or losses in its results of operations. Accordingly, fluctuations in the fair value of the convertible note may affect net income (loss) from period to period but do not impact the Company’s cash flows.

Change in Fair Value of Additional Convertible Notes Option

Change in fair value of additional convertible notes option reflects the remeasurement of the Company’s option related to the issuance of additional convertible notes. The fair value of the option is affected by various market-based and company-specific assumptions, including changes in the Company’s equity valuation, volatility assumptions, and risk-free interest rate. As these assumptions fluctuate, the Company records non-cash gains or losses in its results of operations. Accordingly, changes in the fair value of the additional convertible notes option may result in significant fluctuations in net income (loss) between reporting periods, although such adjustments do not impact the Company’s liquidity or cash flows.

Loss on Disposals and Loans

Loss on disposals and loans includes realized losses related to the sale, abandonment, or write-off of equipment or other long-lived assets, as well as losses associated with uncollectible loans and impairments of non-core investments. These items are recognized when it becomes evident that the carrying value of an asset or receivable is not recoverable and are reported outside of operating income due to their non-recurring and non-operational nature.

Gain on Sale of Equity Method Investments

Gain on sale of investments includes realized gains related to the sale of equity method investments. When the carrying value of the Company’s investment is less than the consideration received for the sale, the Company records a non-cash gain on sale of equity method investments in the consolidated statements of operations.

Gain on Remeasurement of Investment in TCM

Gain on remeasurement of investment in TCM represents the difference in the carrying value of TCM immediately prior to the acquisition date and TCM’s fair value as of that date.

Loss on Extinguishment of Debt

Loss on extinguishment of debt reflects the partial settlement of outstanding debt through the issuance of equity. When the fair value of the equity issued is more than the carrying amount of the debt, the Company records a non-cash loss in the consolidated statements of operations.

Interest Expense, Net

Interest expense, net includes interest incurred on finance leases, loans, and other debt arrangements, as well as the amortization of original issue discounts, debt issuance costs, and undrawn commitment fees. This amount is presented net of interest income and capitalized interest associated with qualifying assets under construction.

Results of Operations for the Three Months Ended June 30, 2026 and 2025

The following table summarizes the results of operations for the periods indicated:

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue	$6,712,805	$3,085,439	$3,627,366	118%

Cost of revenue	2,242,402	1,386,374	856,028	62%
General and administrative expenses	4,342,620	2,454,605	1,888,015	77%
Sales and marketing expenses	916,220	366,093	550,127	150%
Depreciation and amortization expense	6,882,154	1,059,900	5,822,254	549%
Total costs and expenses	14,383,396	5,266,972	9,116,424	173%

Operating Loss	(7,670,591)	(2,181,533)	(5,489,058)	252%

Income from equity method investments	—	629,816	(629,816)	(100)%
Gain on remeasurement of investment in TCM	—	14,549,536	(14,549,536)	(100)%
Change in fair value of digital assets	—	85,756	(85,756)	(100)%
Change in fair value of convertible note	2,380,000	—	2,380,000	—%
Change in fair value of additional convertible notes option	3,850,850	—	3,850,850	—%
Gain on sale of property and equipment	1,034	—	1,034	—%
Loss on issuance of convertible note	(19,241,000)	—	(19,241,000)	—%
Loss on extinguishment of debt	—	(71,094)	71,094	(100)%
Other income (expense), net	(113,905)	(7,527)	(106,378)	1413%
Interest expense, net	(2,045,748)	(601,260)	(1,444,488)	240%
Total other income (expenses), net	(15,168,769)	14,585,227	(29,753,996)	(204)%

Income (loss) before income tax expense	(22,839,360)	12,403,694	(35,243,054)	284%
Income tax expense (benefit)	(63,154)	285,120	(348,274)	(122)%
Net income (loss)	$(22,776,206)	$12,118,574	$(34,894,780)	288%

Comparison of the Three Months Ended June 30, 2026 and 2025

Revenue

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue from cryptocurrency mining	$410,081	$148,038	$262,043	177%
Revenue from mining hosting services	693,778	1,625,701	(931,923)	(57)%
Revenue from compute power	5,608,946	1,311,700	4,297,246	328%
	$6,712,805	$3,085,439	$3,627,366	118%

Revenue for the three months ended June 30, 2026 was $6,712,805, representing an increase of $3,627,366, or 118%, as compared to $3,085,439 for the three months ended June 30, 2025. The increase was driven primarily by revenue from compute power, which grew to $5,608,946, or approximately 84% of revenue, from $1,311,700, or approximately 43% of revenue, in the prior-year period, reflecting the Company’s continued scaling of its high-performance computing footprint, including additional megawatts of data center capacity, expanded server deployments, and the closing of multi-year direct contracts with compute customers. High-performance computing is the Company’s primary strategic focus and principal source of revenue. Mining hosting services revenue declined to $693,778, or approximately 10% of revenue, from $1,625,701, or approximately 53% of revenue, in the prior-year period, reflecting both the Company’s strategic reallocation of capacity towards compute power services and the curtailment of operations by certain hosting clients amid lower bitcoin prices. Curtailed hosting capacity was redeployed to self-mining activities on an interim basis, increasing self-mining revenue to $410,081 for the three months ended June 30, 2026 from $148,038 for the three months ended June 30, 2025.

During the three months ended June 30, 2026, the Company’s bitcoin mining operations were influenced by changes in network difficulty, fleet utilization, and overall market pricing compared to the three months ended June 30, 2025. Average bitcoin mined per day increased from 0.02 bitcoin to 0.06 bitcoin, average terahash per miner (“TH/s”) increased from 72.96 TH/s to 87.63 TH/s, average daily workers increased from 445 to 967, and total bitcoin mined increased from 1.55 BTC to 5.72 BTC, while average bitcoin price decreased from $98,373 to $72,698 and network difficulty declined slightly from 122.6 trillion to 121.9 trillion during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Cost of Revenue

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Cost of revenue
Hosting expenses	$—	$196,866	$(196,866)	(100)%
Colocation costs	1,547,350	258,074	1,289,276	500%
Electricity	592,131	852,620	(260,489)	(31)%
Contract labor	102,921	78,814	24,107	31%
Total cost of revenue	$2,242,402	$1,386,374	$856,028	62%

Cost of revenue for the three months ended June 30, 2026 was $2,242,402, representing an increase of $856,028, or 62%, as compared to $1,386,374 for the three months ended June 30, 2025. For the three months ended June 30, 2026, the increase in colocation costs was driven by the continued growth and investment that the Company has made into the HPC business and the decrease in hosting expenses was due to the shift in operations from hosting to compute power.

Gross Profit

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Gross profit	$4,470,403	$1,699,065	$2,771,338	163%

Gross profit for the three months ended June 30, 2026 was $4,470,403, representing an increase of $2,771,338, or 163%, as compared to $1,699,065 for the three months ended June 30, 2025. The increase was driven primarily due to a shift from marketplace to direct sales for HPC, partially offset by a decrease in Bitcoin activities as we shift our focus towards HPC activities.

General and Administrative Expenses

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Stock-based compensation	$119,940	$233,208	$(113,268)	(49)%
Wages and salaries	1,448,855	554,817	894,038	161%
Taxes and other expenses	71,621	38,922	32,699	84%
Utilities	32,960	13,920	19,040	137%
Rent and lease expense	92,401	74,395	18,006	24%
Professional fees	1,590,669	758,532	832,137	110%
Insurance	154,710	99,701	55,009	55%
Travel, meals, and entertainment	221,451	20,109	201,342	1001%
Supplies and software	432,648	50,427	382,221	758%
Other general and administrative expenses	177,365	610,574	(433,209)	(71)%
Total general and administrative expenses	$4,342,620	$2,454,605	$1,888,015	77%

General and administrative expenses for the three months ended June 30, 2026 were $4,342,620, an increase of $1,888,015, or 77%, as compared to $2,454,605 for the three months ended June 30, 2025. The increase was primarily due to consulting costs associated with becoming a public company, or public readiness, and growth in anticipation of rapid scaling in HPC and compute services. Professional fees increased $832,137 which represents audit, legal, and consulting costs related to public readiness. Wages and salaries increased $894,038 in 2026 compared to 2025 due to increases in personnel.

Sales and Marketing Expense

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Sales and marketing expenses	$916,220	$366,093	$550,127	150%

Sales and marketing expenses for the three months ended June 30, 2026 were $916,220, an increase of $550,127, as compared to $366,093 for the three months ended June 30, 2025. The increase is due primarily to the hiring of sales and marketing personnel in the second half of 2025 to help promote the Company’s shift in strategic focus to the HPC business as well as commissions paid to salespeople beginning in 2026 as we began selling directly to customers.

Depreciation and Amortization Expense

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Depreciation and amortization expense	$6,882,154	$1,059,900	$5,822,254	549%

Depreciation and amortization expense for the three months ended June 30, 2026 was $6,882,154, an increase of $5,822,254, or 549%, as compared to $1,059,900 for the three months ended June 30, 2025. The increase was primarily due to an increase in depreciation expense due to purchase of additional property and equipment and the amortization of finance right-of-use leased assets acquired during 2026.

Joint Ventures

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Income from equity method investments	$—	$629,816	$(629,816)	(100)%

Joint venture other income consists of the Company’s non-controlling equity interests in T20 (prior to February 12, 2026). Joint venture other income for the three months ended June 30, 2026 was $0, a decrease of $629,816, or 100%, as compared to $629,816 for the three months ended June 30, 2025 due to the sale of T20 during February 2026.

Change in Fair Value of Digital Assets

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Change in fair value of digital assets	$—	$85,756	$(85,756)	(100)%

Change in fair value of digital assets for the three months ended June 30, 2026 was $0, as compared to the $85,756 loss resulting from the change in fair value of digital assets for the three months ended June 30, 2025. The decrease is driven by the decrease in the quantity of digital assets held at the end of each period. The Company held 0 and 3.74 bitcoin on June 30, 2026 and 2025, respectively.

Change in Fair Value of Convertible Note

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Change in fair value of convertible note	$2,380,000	$—	$2,380,000	—%

Change in fair value of convertible note for the three months ended June 30, 2026 was a gain of $2,380,000, as compared to $0 change in fair value of convertible note for the three months ended June 30, 2025. The change was driven by additional convertible notes issued during the three months ended June 30, 2026 and a change in the underlying assumptions used in the valuation.

Change in Fair Value of Additional Convertible Notes Option

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Change in fair value of additional convertible notes option	$3,850,850	$—	$3,850,850	—%

Change in fair value of additional convertible notes option for the three months ended June 30, 2026 was a gain of $3,850,850, compared to a $0 change in fair value of additional convertible notes option for the three months ended June 30, 2025. The change was driven by additional options to issue convertible notes issued during the three months ended June 30, 2026 and a change in the underlying assumptions used in the valuation.

Loss on Extinguishment of Debt

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Loss on extinguishment of debt	$—	$(71,094)	$71,094	(100)%

Loss on extinguishment of debt for the three months ended June 30, 2026 was $0, as compared to a loss of $71,094 for the three months ended June 30, 2025. The expense was primarily driven by the issuance of preferred stock for the partial conversion of a TCM convertible note in May 2025.

Loss on Issuance of Convertible Note

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Loss on issuance of convertible note	$(19,241,000)	$—	$(19,241,000)	—%

Loss on issuance of the convertible note for the three months ended June 30, 2026 was $19,241,000, as compared to $0 for the three months ended June 30, 2025. The loss is because the aggregate fair value of the convertible note issued in June 2026 is in excess of the proceeds received.

Interest Expense, Net

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Interest expense, net	$(2,045,748)	$(601,260)	$(1,444,488)	240%

Interest expense, net for the three months ended June 30, 2026 was $2,045,748, an increase of $1,444,488 as compared to $601,260 for the three months ended June 30, 2025. The increase is driven by an increase in finance leases for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Segment Results of Operations

We operate our business as two operating and reportable segments: Bitcoin and HPC. For additional information about our segments, see Note 23 “Segment Reporting” in the notes to our unaudited condensed consolidated financial statements.

The following tables summarize our segment results of operations for the three months ended June 30, 2026 and 2025:

Revenue

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Bitcoin	$1,103,859	$1,773,739	$(669,880)	(38)%
HPC	5,608,946	1,311,700	4,297,246	328%

Bitcoin revenue for the three months ended June 30, 2026 was $1,103,859, a decrease of $669,880 as compared to $1,773,739 for the three months ended June 30, 2025. The decrease is driven by the pivot to focus on the HPC business.

HPC revenue for the three months ended June 30, 2026 was $5,608,946, an increase of $4,297,246 as compared to $1,311,700 for the three months ended June 30, 2025. The increase is driven by the pivot to focus on the HPC business and investment in additional infrastructure.

Cost of Revenue

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Bitcoin	$651,724	$1,090,399	$(438,675)	(40)%
HPC	1,590,678	295,975	1,294,703	437%

Bitcoin cost of revenue for the three months ended June 30, 2026 was $651,724, a decrease of $438,675 as compared to $1,090,399 for the three months ended June 30, 2025. The decrease is driven by the pivot to focus on the HPC business.

HPC cost of revenue for the three months ended June 30, 2026 was $1,590,678, an increase of $1,294,703 as compared to $295,975 for the three months ended June 30, 2025. The increase is driven by the pivot to focus on the HPC business.

Gross Profit

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Bitcoin	$452,135	$683,340	$(231,205)	(34)%
HPC	4,018,268	1,015,725	3,002,543	296%

Bitcoin gross profit for the three months ended June 30, 2026 was $452,135, a decrease of $231,205 as compared to $683,340 for the three months ended June 30, 2025. The decrease is due to significant decline in Bitcoin activities as we shift our focus towards HPC activities.

HPC gross profit for the three months ended June 30, 2026 was $4,018,268, an increase of $3,002,543 as compared to $1,015,725 for the three months ended June 30, 2025. The increase is primarily due to a shift from marketplace to direct sales.

Operating Expenses

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Bitcoin	$1,237,032	$1,044,353	$192,679	18%
HPC	8,360,454	1,973,564	6,386,890	324%

Bitcoin operating expenses for the three months ended June 30, 2026 were $1,237,032, an increase of $192,679 as compared to $1,044,353 for the three months ended June 30, 2025. The increase is driven by the pivot to focus on the HPC business.

HPC operating expenses for the three months ended June 30, 2026 was $8,360,454, an increase of $6,386,890 as compared to $1,973,564 for the three months ended June 30, 2025. The increase is driven by the pivot to focus on the HPC business.

Net Income (Loss) before Income Taxes

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Bitcoin	$(784,897)	$354,559	$(1,139,456)	(321)%
HPC	(4,341,152)	13,591,697	(17,932,849)	(132)%

Bitcoin net loss for the three months ended June 30, 2026 was $784,897, a decrease of $1,139,456 as compared to income of $354,559 for the three months ended June 30, 2025. The change is driven by the pivot to focus on the HPC business and increased costs associated with it.

HPC net loss for the three months ended June 30, 2026 was $4,341,152, a decrease of $17,932,849 as compared to net income of $13,591,697 for the three months ended June 30, 2025. The decrease is primarily due to the gain on remeasurement of investment in TCM of $14,549,536 that was recognized in April 2025.

Results of Operations for the Six Months Ended June 30, 2026 and 2025

The following table summarizes the results of operations for the periods indicated:

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue	$10,132,723	$4,956,691	$5,176,032	104%

Cost of revenue	4,378,199	2,601,468	1,776,731	68%
General and administrative expenses	8,250,275	3,263,676	4,986,599	153%
Sales and marketing expenses	1,152,572	664,293	488,279	74%
Depreciation and amortization expense	9,548,999	1,537,948	8,011,051	521%
Total costs and expenses	23,330,045	8,067,385	15,262,660	189%

Operating Loss	(13,197,322)	(3,110,694)	(10,086,628)	324%

Income from equity method investments	21,994	864,320	(842,326)	(97)%
Gain on sale of equity method investments	12,569,661	—	12,569,661	—%
Gain on remeasurement of investment in TCM	—	14,549,536	(14,549,536)	(100)%
Change in fair value of warrant liability	(1,585,838)	(692,103)	(893,735)	129%
Change in fair value of digital assets	—	37,984	(37,984)	(100)%
Change in fair value of convertible note	2,380,000	—	2,380,000	—%
Change in fair value of additional convertible notes option	3,850,850	—	3,850,850	—%
Gain on sale of property and equipment	36,298	—	36,298	—%
Loss on issuance of convertible note	(73,881,850)	—	(73,881,850)	—%
Loss on extinguishment of debt	—	(153,834)	153,834	(100)%
Other income (expense), net	(187,750)	26,954	(214,704)	(797)%
Interest expense, net	(2,584,024)	(940,946)	(1,643,078)	175%
Total other income (expenses), net	(59,380,659)	13,691,911	(73,072,570)	(534)%

Income (loss) before income tax expense	(72,577,981)	10,581,217	(83,159,198)	786%
Income tax expense (benefit)	(185,064)	285,120	(470,184)	(165)%

Net income (loss)	$(72,392,917)	$10,296,097	$(82,689,014)	803%

Comparison of the Six Months Ended June 30, 2026 and 2025

Revenue

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue from cryptocurrency mining	$779,060	$295,839	$483,221	163%
Revenue from mining hosting services	1,642,205	3,349,152	(1,706,947)	(51)%
Revenue from compute power	7,711,458	1,311,700	6,399,758	488%
	$10,132,723	$4,956,691	$5,176,032	104%

Revenue for the six months ended June 30, 2026 was $10,132,723, representing an increase of $5,176,032, or 104%, as compared to $4,956,691 for the six months ended June 30, 2025. The increase was driven primarily by revenue from compute power, which grew to $7,711,458, or approximately 76% of revenue, from $1,311,700, or approximately 27% of revenue, in the prior-year period, reflecting the Company’s continued scaling of its high-performance computing footprint, including additional megawatts of data center capacity, expanded server deployments, and the closing of multi-year direct contracts with compute customers. High-performance computing is the Company’s primary strategic focus and principal source of revenue. Mining hosting services revenue declined to $1,642,205, or approximately 16% of revenue, from $3,349,152, or approximately 68% of revenue, in the prior-year period, reflecting both the Company’s strategic reallocation of capacity towards compute power services and the curtailment of operations by certain hosting clients amid lower bitcoin prices. The Company redeployed curtailed hosting capacity to self-mining activities on an interim basis, and self-mining revenue increased to $779,060 for the six months ended June 30, 2026 from $295,839 for the six months ended June 30, 2025.

During the six months ended June 30, 2026, the Company’s bitcoin mining operations were influenced by changes in network difficulty, fleet utilization, and overall market pricing compared to the six months ended June 30, 2025. Average bitcoin mined per day increased from 0.02 bitcoin to 0.06 bitcoin, average terahash per miner increased from 71.39 TH/s to 83.13 TH/s, average daily miners increased from 441 to 901, and total bitcoin mined increased from 3.10 BTC to 10.80 BTC, while average bitcoin price decreased from $95,981 to $74,587 and network difficulty rose from 116.9 trillion to 131.3 trillion during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Cost of Revenue

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Cost of revenue
Hosting expenses	$60,370	$355,484	$(295,114)	(83)%
Colocation costs	2,555,977	258,074	2,297,903	890%
Electricity	1,563,513	1,868,108	(304,595)	(16)%
Contract labor	198,339	119,802	78,537	66%
Total cost of revenue	$4,378,199	$2,601,468	$1,776,731	68%

Cost of revenue for the six months ended June 30, 2026 was $4,378,199, representing an increase of $1,776,731, or 68.3%, as compared to $2,601,468 for the six months ended June 30, 2025. For the six months ended June 30, 2026, the increase in colocation costs was driven by the continued growth and investment that the Company has made in the HPC business.

Gross Profit

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Gross profit	$5,754,524	$2,355,223	$3,399,301	144%

Gross profit for the six months ended June 30, 2026 was $5,754,524, representing an increase of $3,399,301, or 144%, as compared to $2,355,223 for the six months ended June 30, 2025. The increase was driven primarily due to a shift from marketplace to direct sales for HPC, partially offset by a decrease in Bitcoin activities as we shift our focus towards HPC activities.

General and Administrative Expenses

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Stock-based compensation	$241,810	$250,552	$(8,742)	(3)%
Wages and salaries	3,225,572	994,673	2,230,899	224%
Taxes and other expenses	214,467	69,927	144,540	207%
Utilities	54,710	17,448	37,262	214%
Rent and lease expense	167,298	143,810	23,488	16%
Professional fees	2,728,973	844,043	1,884,930	223%
Insurance	257,128	178,663	78,465	44%
Travel, meals, and entertainment	340,531	41,858	298,673	714%
Supplies and software	625,125	76,921	548,204	713%
Other general and administrative expenses	394,661	645,781	(251,120)	(39)%
Total general and administrative expenses	$8,250,275	$3,263,676	$4,986,599	153%

General and administrative expenses for the six months ended June 30, 2026 were $8,250,275, an increase of $4,986,599, or 152.8%, as compared to $3,263,676 for the six months ended June 30, 2025. The increase was primarily due to consulting costs associated with public readiness, and growth in anticipation of rapid scaling in HPC and compute services. Professional fees increased $1,884,930 which represents audit, legal, and consulting costs related to public readiness. Wages and salaries increased $2,230,899 in 2026 compared to 2025 due to increases in personnel.

Sales and Marketing Expense

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Sales and marketing expenses	$1,152,572	$664,293	$488,279	74%

Sales and marketing expenses for the six months ended June 30, 2026 were $1,152,572, an increase of $488,279, as compared to $664,293 for the six months ended June 30, 2025. The increase is due primarily to the hiring of sales and marketing personnel in the second half of 2025 to help promote the Company’s shift in strategic focus to the HPC business as well as commissions paid to salespeople beginning in 2026 as we began selling directly to customers.

Depreciation and Amortization Expense

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Depreciation and amortization expense	$9,548,999	$1,537,948	$8,011,051	521%

Depreciation and amortization expense for the six months ended June 30, 2026 was $9,548,999, an increase of $8,011,051, or 520.9%, as compared to $1,537,948 for the six months ended June 30, 2025. The increase was primarily due to an increase in depreciation expense due to purchase of additional property and equipment and the amortization of finance right-of-use leased assets acquired during 2026.

Joint Ventures

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Other income: JV Investments
Income from equity method investments	$21,994	$864,320	$(842,326)	(97)%
Gain on sale of equity method investments	12,569,661	$—	12,569,661	—%
Total other income: JV Investments	$12,591,655	$864,320	$11,727,335	1357%

Joint venture other income consists of the Company’s non-controlling equity interests in TCM (prior to April 1, 2025), and T20 (prior to February 12, 2026). Joint venture other income for the six months ended June 30, 2026 was $12,591,655, an increase of $11,727,335, or 1357%, as compared to $864,320 for the six months ended June 30, 2025 due to the gain from the sale of T20 during February 2026.

Change in Fair Value of Digital Assets

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Change in fair value of digital assets	$—	$37,984	$(37,984)	(100)%

Change in fair value of digital assets for the six months ended June 30, 2026 was $0, as compared to the $37,984 loss resulting from the change in fair value of digital assets for the six months ended June 30, 2025. The decrease is driven by the decrease in the quantity of digital assets held at the end of each period. The Company held 0 and 3.74 bitcoin on June 30, 2026 and 2025, respectively.

Change in Fair Value of Convertible Note

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Change in fair value of convertible note	$2,380,000	$—	$2,380,000	—%

Change in fair value of convertible note for the six months ended June 30, 2026 was a gain of $2,380,000, as compared to $0 change in fair value of convertible note for the six months ended June 30, 2025. The change was driven by convertible notes issued during the six months ended June 30, 2026.

Change in Fair Value of Additional Convertible Notes Option

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Change in fair value of additional convertible notes option	$3,850,850	$—	$3,850,850	—%

Change in fair value of additional convertible notes option for the six months ended June 30, 2026 was a gain of $3,850,850, compared to a $0 change in fair value of additional convertible notes option for the six months ended June 30, 2025. The change was driven by the issuance of additional convertible notes options during the six months ended June 30, 2026.

Gain on Remeasurement of Investment in TCM

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Gain on remeasurement of investment in TCM	$—	$14,549,536	$(14,549,536)	(100)%

Gain on remeasurement of investment in TCM for the six months ended June 30, 2026 was $0, a decrease of $14,549,536 compared to $14,549,536 for the six months ended June 30, 2025. The expense is the difference in the carrying value of TCM immediately prior to the acquisition date and TCM’s fair value as of that date recorded in connection with acquisition of TCM.

Change in Fair Value of Warrant Liability

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Change in fair value of warrant liability	$(1,585,838)	$(692,103)	$(893,735)	129%

Change in fair value of warrant liability for the six months ended June 30, 2026 was $1,585,838, a decrease of $893,735 compared to $692,103 for the six months ended June 30, 2025. The amount represents the increase in fair value of type 1 warrants from 2026 to 2025 due to the increased share price of the Company.

Loss on Extinguishment of Debt

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Loss on extinguishment of debt	$—	$(153,834)	$153,834	(100)%

Loss on extinguishment of debt for the six months ended June 30, 2026 was $0, as compared to a loss of $153,834 for the six months ended June 30, 2025. The expense was primarily driven by the retirement of a convertible note immediately prior to the TCM acquisition and the issuance of preferred stock for the partial conversion of a TCM convertible note in May 2025.

Loss on Issuance of Convertible Note

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Loss on issuance of convertible note	$(73,881,850)	$—	$(73,881,850)	—%

Loss on issuance of convertible note for the six months ended June 30, 2026 was $73,881,850, as compared to $0 for the six months ended June 30, 2025. The loss is because the aggregate fair value of the convertible notes issued in March and June 2026 is in excess of the proceeds received.

Interest Expense, Net

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Interest expense, net	$(2,584,024)	$(940,946)	$(1,643,078)	175%

Interest expense, net for the six months ended June 30, 2026 was $2,584,024, an increase of $1,643,078 as compared to $940,946 for the six months ended June 30, 2025. The increase is driven by an increase in finance leases for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Segment Results of Operations

We operate our business as two operating and reportable segments: Bitcoin and HPC. For additional information about our segments, see Note 23 “Segment Reporting” in the notes to our unaudited condensed consolidated financial statements.

The following tables summarize our segment results of operations for the six months ended June 30, 2026 and 2025:

Revenue

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Bitcoin	$2,421,265	$3,644,991	$(1,223,726)	(34)%
HPC	7,711,458	1,311,700	6,399,758	488%

Bitcoin revenue for the six months ended June 30, 2026 was $2,421,265, a decrease of $1,223,726 as compared to $3,644,991 for the six months ended June 30, 2025. The decrease is driven by the pivot to focus on the HPC business.

HPC revenue for the six months ended June 30, 2026 was $7,711,458, an increase of $6,399,758 as compared to $1,311,700 for the six months ended June 30, 2025. The increase is driven by the pivot to focus on the HPC business.

Cost of Revenue

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Bitcoin	$1,721,323	$2,305,493	$(584,170)	(25)%
HPC	2,656,876	295,975	2,360,901	798%

Bitcoin cost of revenue for the six months ended June 30, 2026 was $1,721,323, a decrease of $584,170 as compared to $2,305,493 for the six months ended June 30, 2025. The decrease is driven by the pivot to focus on the HPC business.

HPC cost of revenue for the six months ended June 30, 2026 was $2,656,876, an increase of $2,360,901 as compared to $295,975 for the six months ended June 30, 2025. The increase is driven by the pivot to focus on the HPC business.

Gross Profit

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Bitcoin	$699,942	$1,339,498	$(639,556)	(48)%
HPC	5,054,582	1,015,725	4,038,857	398%

Bitcoin gross profit for the six months ended June 30, 2026 was $699,942, a decrease of $639,556 as compared to $1,339,498 for the six months ended June 30, 2025. The decrease is driven by the pivot to focus on the HPC business.

HPC gross profit for the six months ended June 30, 2026 was $5,054,582, an increase of $4,038,857 as compared to $1,015,725 for the six months ended June 30, 2025. The increase is primarily due to a shift from marketplace to direct sales for HPC, partially offset by a decrease in Bitcoin activities as we shift our focus towards HPC activities.

Operating Expenses

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Bitcoin	$2,661,029	$2,110,690	$550,339	26%
HPC	11,571,567	1,973,564	9,598,003	486%

Bitcoin operating expenses for the six months ended June 30, 2026 were $2,661,029, an increase of $550,339 as compared to $2,110,690 for the six months ended June 30, 2025. The increase is due to significant decline in Bitcoin activities as we shift our focus towards HPC activities.

HPC operating expenses for the six months ended June 30, 2026 was $11,571,567, an increase of $9,598,003 as compared to $1,973,564 for the six months ended June 30, 2025. The increase is primarily due to a shift from marketplace to direct sales.

Net Income (Loss) before Income Taxes

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Bitcoin	$10,630,568	$131,112	$10,499,456	8008%
HPC	(6,480,687)	13,591,697	(20,072,384)	(148)%

Bitcoin net income for the six months ended June 30, 2026 was $10,630,568, an increase of $10,499,456 as compared to net income of $131,112 for the six months ended June 30, 2025. The increase is primarily due to the gain on sale of T20 during January 2026.

HPC net loss for the six months ended June 30, 2026 was $6,480,687, a decrease of $20,072,384 as compared to net income of $13,591,697 for the six months ended June 30, 2025. The decrease is driven by the gain on remeasurement of investment in TCM of $14,549,536 that was recognized in April 2025.

Non-GAAP Financial Measures

In this quarterly report on Form 10-Q, we have provided a non-GAAP measure, which we define as financial information that has not been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The non-GAAP financial measure provided herein is earnings before interest, taxes, non-cash and other items (“Adjusted EBITDA”). Adjusted EBITDA should be viewed as supplemental to, and not as an alternative for, net income or loss calculated in accordance with U.S. GAAP (referred to below as “Net loss”).

We believe that the presentation of Adjusted EBITDA is useful to investors in their analysis of our results because it helps facilitate investor understanding of decisions made by management in light of the performance metrics used in making those decisions. In addition, as more fully described below, we believe that providing Adjusted EBITDA, together with a reconciliation of net loss to Adjusted EBITDA, helps investors make comparisons between our Company and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values, and/or different forms of employee compensation. However, Adjusted EBITDA is not intended as a substitute for comparisons based on net loss. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measures and the corresponding U.S. GAAP measures provided by each company under applicable SEC rules.

Limitations on the use of non-GAAP financial measures

There are limitations to using non-GAAP financial measures because non-GAAP financial measures are not prepared in accordance with U.S. GAAP and may be different from non-GAAP financial measures provided by other companies.

The non-GAAP financial measures are limited in value because they exclude certain items that may have a material impact upon our reported financial results. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which items are adjusted to calculate our non-GAAP financial measures. We compensate for these limitations by analyzing current and future results on a U.S. GAAP basis as well as a non-GAAP basis and also by providing U.S. GAAP measures in our public disclosures.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure to evaluate our business and to view our non-GAAP financial measures in conjunction with the most directly comparable U.S. GAAP financial measures.

The following table reconciles the specific items excluded from U.S. GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$6,712,805	$3,085,439	$10,132,723	$4,956,691

Net income (loss)	(22,776,206)	12,118,574	(72,392,917)	10,296,097

Depreciation and amortization (inclusive of ROU amortization)	6,882,154	1,059,900	9,548,999	1,537,948
Interest expense, net	2,045,748	601,260	2,584,024	940,946
Income tax expense (benefit)	(63,154)	285,120	(185,064)	285,120
Stock based compensation	119,939	233,208	241,809	250,552
Change in fair value of warrant liability	—	—	1,585,838	692,103
Change in fair value of digital assets	—	(85,756)	—	(37,984)
Change in fair value of convertible note	(2,380,000)	—	(2,380,000)	—
Change in fair value of additional convertible notes option	(3,850,850)	—	(3,850,850)	—
Gain on sale of equity method investments	—	—	(12,569,661)	—
Gain on disposal of property and equipment	(1,034)	—	(36,298)	—
Loss on issuance of convertible note	19,241,000	—	73,881,850	—
Loss on extinguishment of debt	—	71,094	—	153,834
Gain on remeasurement of investment in TCM	—	(14,549,536)	—	(14,549,536)

Adjusted EBITDA	$(782,403)	$(266,136)	$(3,572,270)	$(430,920)

Adjusted EBITDA for the three months ended June 30, 2026 was a loss of $782,403 as compared to a loss of $266,136 for the three months ended June 30, 2025, a decrease of $516,267. The decrease is driven by increased revenues, offset by increased operating costs associated with public readiness and personnel.

Adjusted EBITDA for the six months ended June 30, 2026 was a loss of $3,572,270 as compared to a loss of $430,920 for the six months ended June 30, 2025, an increase of $3,141,350. The increase is driven by the increased operating costs associated with public readiness and personnel, offset by increased revenues.

Going Concern, Liquidity and Capital Resources

The Company has incurred recurring operating losses since inception resulting in an accumulated deficit of $109,788,460 as of June 30, 2026. For the six months ended June 30, 2026, the Company had operating cash inflows of $22,305,214 and had an operating loss of $13,197,322. The Company’s operations have been funded partially through the issuance of debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of its unaudited condensed consolidated financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments.  At June 30, 2026, the Company had cash of $19,967,188. The Company’s plans to alleviate the substantial doubt include receiving access to $19,925,104 in previously restricted cash as a result of the Company’s public listing and completing an additional $15,300,000 draw under the USD.AI protocol. The Company also entered into multiple significant revenue contracts in July 2026 for approximately $103,900,000 in future revenue in which the Company received approximately $20,900,000 in cash deposits. Accordingly, management concluded these plans will alleviate the substantial doubt about the Company’s ability to continue as a going concern for the one-year period extending from the date of issuance of these financial statements.

Cash Flows for the Six Months Ended June 30, 2026 and 2025

The following table sets forth a summary of cash flows for the periods presented:

	For the Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$22,305,214	$(795,882)
Net cash (used in) provided by investing activities	(36,330,819)	3,702,653
Net cash provided by (used in) financing activities	42,205,404	(2,896,954)
Net change in cash and restricted cash	$28,179,799	$9,817

Net Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities of $22,305,214 increased by $23,101,096 for the six months ended June 30, 2026 as compared to net cash used in operating activities of $795,882 for the six months ended June 30, 2025. The increase was primarily driven by the increase in deferred revenue from up-front deposits received upon execution of new HPC revenue contracts and increase in accounts payable, offset by an increase in accounts receivable.

Net Cash (Used In) Provided By Investing Activities

Net cash used in investing activities of $36,330,819 increased by $40,033,472 for the six months ended June 30, 2026 as compared to net cash provided by investing activities of $3,702,653 for the six months ended June 30, 2025. This is primarily due to the purchase of property and equipment of $36,824,254 and $14,146,100 used to place deposits on HPC equipment, offset by $16,559,622 of proceeds from the sale of equity method investments.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities of $42,205,404 increased by $45,102,358 for the six months ended June 30, 2026 as compared to net cash used in financing activities of $2,896,954 for the six months ended June 30, 2025. This is primarily due to proceeds from the convertible note of $28,800,000, proceeds from the USD.AI protocol loans of $20,268,245, and proceeds from the sale of common stock of $5,980,834, offset by repayments on debt of $4,088,430, payment of debt issuance costs of $2,249,000 and repayments on finance lease obligations of $6,518,746.

Seasonality

We believe there is some seasonality in our business. In January and February, when temperatures are cooler, miners are more efficient. We typically generate more revenue during this period. On the other hand, in July and August, when the power grid is operating at full capacity due to peak power demand, we occasionally shut down certain operations for short durations (typically a few hours) to sell power back to the grid. Our revenue is typically lower during this period. Similarly, we typically see a slight decline in HPC utilization rates in the summer months and over holidays.

Critical Accounting Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Unaudited Condensed Consolidated Financial Statements that have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an ongoing basis, the Company evaluates its estimates, including those related to revenues, stock-based compensation, income taxes, contingencies, and litigation.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes the following critical accounting estimates used in the preparation of its Unaudited Condensed Consolidated Financial Statements affect its more significant judgments and estimates.

Business Combinations

The Company accounts for business acquisitions using the acquisition method of accounting, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, under which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. The fair value of the consideration paid is assigned to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

The Company’s management exercises significant judgments in determining the fair value of assets acquired and liabilities assumed, as well as intangibles and their estimated useful lives. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows and appropriate discount rates used in computing present values. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as the Company’s current and future operating results. Actual results may vary from these estimates which may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to the fair value of assets and liabilities made after the end of the measurement period are recorded within the Company’s operating results.

Revenue

The Company utilizes judgment to determine whether performance obligations in a contract are distinct and whether they are delivered at a point in time or over time. Judgment is also necessary to assess revenue recognized under variable revenue arrangements.

Revenue from Cryptocurrency Mining

The Company participates in a third-party operated mining pool. As of April 2025, the pool operator is Luxor Technology Corporation (“Luxor”). Prior to April 2025, the pool operator was Foundry (now Foundry Digital) (“Foundry”). As a result of the change in pool operator the Company updated its accounting policy to change the end of its contract period from 16:00:00 coordinated universal time (“UTC”) to 23:59:59 UTC. As a participant in the third-party operated mining pool, the Company provides computing power to the third-party operated mining pool. The Company’s enforceable right to compensation begins when, and lasts as long as, the Company provides computing power to the mining pool operator.

Step 1: The Company has identified the third-party mining pool operator as its customer. The Company enters into a contract with the customer to provide its computing power to the customer’s mining pool. The contracts are terminable without penalty at any time by either party, and thus the contract term is shorter than a 24-hour period and the contracts are continuously renewed.

Applying the criteria per ASC 606-10-25-1, the contract arises at the point that the Company provides computing power to the customer’s mining pool, which is considered contract inception, because customer consumption is in tandem with delivery of the computing power.

Step 2: In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

●

The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and

●

The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

Based on these criteria, the Company has identified a single performance obligation of providing computing power to the mining pool operator. The continuous renewal options do not represent material rights because they do not provide the customer with the right to purchase additional goods or services at a discount. Specifically, the contract is renewed at the same terms, conditions, and rate as the current contract which is consistent with market rates, and there are no upfront or incremental fees in the initial contract.

Step 3: The Company receives non-cash consideration in the form of bitcoin, the fair value of which the Company measures at 23:59:59 UTC and 16:00:00 UTC on the date of contract inception using the Company’s principal market for bitcoin, Bitcoin Reference Rate, when the pool operator is Luxor and Foundry, respectively. The contract renews continuously throughout the day, and thus the value of the consideration should be assessed continuously throughout the day, and the Company has concluded to use the 23:59:59 UTC and 16:00:00 UTC bitcoin price each day when the pool operator is Luxor and Foundry, respectively. Revenue is recognized on the same day that control of the services transfers to the customer, which is the same day as contract inception. According to the customer contract, daily settlements are made to the Company by the customer based on the computing power provided over the contract periods occurring over a 24-hour period and the payout is made the following day. There are no other forms of variable considerations, such as discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items.

The Company earns non-cash consideration based on the Full-Pay-Per-Share (“FPPS”) payout method set forth by the customer in the form of bitcoin. The amount of bitcoin the Company is entitled to for providing hash calculations to the customer’s mining pool under the FPPS payout method is made up of block rewards and transaction fees less mining pool fees determined as follows:

●

The non-cash consideration calculated as a block reward over the continuously renewed contract periods is based on the total blocks expected to be generated on the Bitcoin Network for the daily 24-hour period beginning 00:00:00 UTC and 16:00:01 UTC and ending 23:59:59 UTC and 16:00:00 UTC when the pool operator is Luxor and Foundry, respectively, in accordance with the following formula: the computing power that the Company provides to the customer as a percent of the Bitcoin Network’s total computing power, multiplied by the total Bitcoin Network block rewards expected to be generated for the same period.

●

The non-cash consideration calculated as transaction fees paid by transaction requestors is based on the share of total actual fees paid over the continuously renewed contract periods beginning 00:00:00 UTC and 16:00:01 UTC and ending 23:59:59 UTC and 16:00:00 UTC when the pool operator is Luxor and Foundry, respectively, in accordance with the following formula: total actual transaction fees generated on the Bitcoin Network during the contract period as a percent of total block rewards the Bitcoin Network actually generated during the same period, multiplied by the block rewards the Company earned for the same period noted above.

●

The sum of the block reward and transaction fees earned by the Company is reduced by mining pool fees charged by the customer for operating the mining pool based on a rate schedule per the mining pool contract. The Company was not charged mining pool fees during the three and six months ended June 30, 2026 as Luxor does not charge any fees as a pool operator. The fee charged by Foundry during the three and six months ended June 30, 2025 was 0.05% and 0.62%, respectively. The mining pool fee is only incurred to the extent the Company provides computing power and generates revenue in accordance with the customer’s payout formula during the continuously renewed contract periods beginning 0:00:00 UTC and 16:00:01 UTC and ending 23:59:59 UTC and 16:00:00 UTC daily, when the pool operator is Luxor and Foundry, respectively.

Step 4: There is a single performance obligation (i.e., to provide computing power to the customer) for the contract; therefore, all consideration from the customer is allocated to this single performance obligation.

Step 5: The Company’s performance is completed over time as the customer obtains control of the computing power. The performance obligation of computing power is fulfilled over time, as opposed to a point in time, because the Company provides the computing power throughout the contract period and the customer simultaneously obtains control of the service and uses it to produce bitcoin.

There is no deferred revenue or other liability obligations recorded by the Company since there are no payments in advance of the performance, and there are no remaining performance obligations after providing computing power.

Revenue from Mining Hosting Services

The Company has also entered into hosting contracts where it operates mining equipment owned by third parties within its facilities in exchange for a fee or reimbursement of electricity cost including a markup.

Step 1: The Company has identified the third-party mining equipment owners as its customer. The Company enters into a contract with the customer to host its miners on the Company’s network. The contracts are terminable without penalty at any time if the termination is agreed upon by both parties, and thus the contract term is the stated term.

Step 2: In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

●

The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and

●

The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

Based on these criteria, the Company has identified one performance obligation of hosting the mining equipment. The service the Company provides also includes monitoring, active troubleshooting, and various maintenance levels for the mining equipment.

Step 3: The Company receives non-cash consideration in the form of US Digital Coin (“USDC”). The Company uses a spot rate on the date of payment from the customer to convert USDC to U.S. dollars.

The Company’s hosting contracts can contain service level agreement clauses, which guarantee a certain percentage of time the power will be available to its customer. In the rare case that the Company may incur penalties under these clauses, the Company recognizes the payment as variable consideration and a reduction of the transaction price and, therefore, of revenue, when not in exchange for a good or service from the customer.

Customer contracts can include advance payment terms in the form of monthly cash prepayments and/or upfront cash payments at contract inception. Advance payments are recorded as deferred revenue and recognized over time (generally, the month of hosting service to which they relate) as the customer simultaneously receives and consumes the benefits of the Company’s performance. There is no significant financing component in these transactions due to the short-term nature of the payments.

Step 4: No allocation of transaction price is required as there is only one performance obligation in each contract.

Step 5: The Company recognizes variable hosting revenue each month as the uncertainty related to the consideration is resolved, hosting services are provided to its customer, and its customer utilizes the hosting service (the customer simultaneously receives and consumes the benefits of the Company’s performance). The Company’s performance obligation related to these services is satisfied over time.

Revenue from Compute Power

The Company generates revenue from providing compute power both to marketplace customers, such as RunPod, Inc., and directly to customers. For marketplace customers, the compute power is maintained by the Company and made available to RunPod’s customers for large-scale cloud processing. For direct customers, the compute power is provided directly to the customer for their use. The Company generates revenue from providing compute power both to marketplace customers, such as RunPod, Inc., and directly to customers. For marketplace customers, the compute power is maintained by the Company and made available to RunPod’s customers for large-scale cloud processing. For direct customers, the compute power is provided directly to the customer for their use.

Marketplace provider partners (RunPod, for example) manage orchestration and customer acquisition in exchange for a revenue share. In RunPod’s case, currently 80% of revenue is shared to the Company and 20% is retained by RunPod under RunPod’s standard service terms.

Step 1: For marketplace sales, the Company has entered into a Services Agreement with RunPod, Inc., which acts as the customer. The agreement is structured around ongoing service delivery, with compute power provided on a usage basis. The contract is enforceable and includes defined terms for service levels, pricing, and revenue sharing. The contract is continuously active and renewed, with no penalties for termination, and services are delivered daily based on actual usage. Applying the criteria per ASC 606-10-25-1, the contract between the Company and RunPod arises at the point the Company begins providing compute power through its bare metal servers. This marks contract inception, as the customer’s consumption of compute power is simultaneous with the Company’s delivery of the service. The contract supports continuous usage-based billing, and the Company’s enforceable right to compensation begins and continues as long as compute power Hours are delivered and consumed by RunPod’s customers.

For direct sales, the Company enters into contracts directly with customers. The agreement is structured around ongoing service delivery, with compute power provided over the term of the contract. The contract is enforceable and includes defined terms for service levels and pricing. The contract is continuously active and renewed, with no penalties for termination, and services are delivered daily. Applying the criteria per ASC 606-10-25-1, the contract between the Company and its customers arises at the point the Company begins providing compute power through its bare metal servers. This marks contract inception, as the customer’s consumption of compute power is simultaneous with the Company’s delivery of the service. The contract supports monthly billing, and the Company’s enforceable right to compensation begins and continues as long as compute power is delivered to the customer.

Step 2: In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

●

The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and

●

The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

Based on these criteria, the Company has identified a single performance obligation to provide compute power for both its marketplace and direct customers. The continuous renewal options do not represent material rights because they do not provide the customer with the right to purchase additional goods or services at a discount. Specifically, the contract is renewed at the same terms, conditions, and rate as the current contract which is consistent with market rates, and there are no upfront or incremental fees in the initial contract.

Step 3: For marketplace sales, the transaction price is based on Net Revenue received by RunPod from its customers for compute power. The Company receives 80% of Net Revenue as its revenue share. There is no non-cash consideration involved, and all payments are made in U.S. dollars. The contract does not include other forms of variable consideration such as rebates, penalties, or bonuses, except for service credits tied to uptime performance, which are treated as variable consideration and reduce the transaction price when applicable.

For direct sales, the transaction price is based on a fixed price per hour of compute power provided per unit. There is no non-cash consideration involved, and all payments are made in U.S. dollars. The contract does not include other forms of variable consideration such as rebates, penalties, or bonuses, except for service credits tied to uptime performance, which are treated as variable consideration and reduce the transaction price when applicable.

Step 4: For both marketplace and direct sales, there is a single performance obligation (i.e., to provide compute power) for the contract; therefore, all consideration from the customer is allocated to this single performance obligation.

Step 5: For both marketplace and direct sales, the Company’s performance is completed over time as compute power is delivered and consumed. The performance obligation of computing power is fulfilled over time, as opposed to a point in time, because the Company provides the compute power throughout the contract period and the customer simultaneously obtains control of the service and integrates it into its platform offerings.

There are no deferred revenues or remaining obligations once compute power is delivered. For any deposits the Company receives in advance of providing services, those payments are deferred and recognized as revenue when the related performance obligation has been met. The Company reassesses variable consideration (e.g., service credits) and pricing adjustments at each reporting period to ensure accurate revenue recognition.

Stock-based compensation

Under the fair value recognition provision, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period. The Company makes certain assumptions to value and expense its various share-based payment awards. The fair value is determined using an option pricing model. The cost of awards of equity instruments is recognized on a straight-line basis over the vesting period, which is the requisite service period, and is recorded as stock-based compensation expense.

Income Taxes

The Company utilizes judgment and estimates in assessing the need for the valuation allowance related to deferred tax assets, including net operating loss carry-forwards. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

Recently Issued Accounting Pronouncements – Adopted

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Topic 470). This guidance clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The ASU is effective on a prospective basis, with the option for retrospective application, for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Company adopted this standard effective January 1, 2026. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). This guidance clarifies the requirements for share-based consideration payable to a customer. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company adopted this standard effective April 1, 2026. The adoption of this standard is reflected in the Company’s unaudited condensed consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326). This guidance contains amendments that provide decision-useful information to investors and other financial statement users while reducing the time and effort necessary to analyze and estimate credit losses for current accounts receivable and current contract assets. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company adopted this standard effective January 1, 2026. The adoption of this standard is reflected in the Company’s unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements - Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This guidance requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact of ASU 2024-03 on its unaudited condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40). This guidance updates the capitalization guidance for internal-use software development costs by removing all references to software project development stages and provide further guidance on when an entity is required to start capitalizing eligible costs. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of ASU 2025-06 on its unaudited condensed consolidated financial statements and related disclosures.

Forward-Looking Statements

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to the safe harbor created by those sections. In addition, the Company or others on the Company’s behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on the Company’s website, or otherwise. All statements other than statements of historical facts included in this report or expressed by the Company orally from time to time that address activities, events, or developments that the Company expects, believes, or anticipates will or may occur in the future are forward-looking statements, including, in particular, the statements about the Company’s plans, objectives, strategies, and prospects regarding, among other things, the Company’s financial condition, results of operations, business strategy, and short-term and long-term business operations and objectives. The Company has identified some of these forward-looking statements in this report with words like “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” or the negative of these words or other words and terms of similar meaning. The use of future dates is also an indication of a forward-looking statement. Forward-looking statements may be contained in the notes to the Company’s consolidated financial statements and elsewhere in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are based on current expectations about future events affecting the Company and are subject to uncertainties and factors that affect all businesses operating within the Company’s market as well as matters specific to the Company. These uncertainties and factors are difficult to predict, and many of them are beyond the Company’s control. The following are some of the uncertainties and factors known to us that could cause the Company’s actual results to differ materially from what the Company has anticipated in its forward-looking statements:

●	The Company’s recent growth may not be indicative of its future growth.
●	The Company has a limited number of suppliers for significant components of the equipment it uses to build and operate its platform and provide its solutions and services.
●	The Company may be unable to access sufficient power or may face increased costs to procure power, prolonged power outages, shortages, or capacity constraints.
●	The Company’s data center facilities may experience damage, interruption, or a security breach.
●	The Company’s blockchain mining operations expose it to risks that could materially adversely affect its business, operating results, financial condition, and future prospects.
●	A substantial portion of the Company’s hosting revenue is driven by a limited number of customers.
●	A substantial portion of the Company’s current GPU-as-a-Service revenue is generated through a single channel partner, which the Company may be unable to retain.
●

The Company may fail to efficiently enhance its platform and develop and sell new solutions and services and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements, or preferences.

●	Artificial intelligence technology is new, and the continued rapid pace of developments in the artificial intelligence field are inherently uncertain.
●	The Company may be unable to obtain additional capital to fund its business and support its growth.
●	The Company’s operating results may fluctuate significantly.
●	The Company faces intense competition and could lose market share to its competitors.
●	There may be a network or data security incident against the Company, or its third-party providers.
●	The Company has a history of generating losses and may not be able to achieve profitability.
●	The Company makes substantial investments in its technology and infrastructure, which may be unsuccessful.
●	The Company’s platform may encounter performance problems.
●

There may be a failure of the Company’s information technology systems or those of one or more of its information technology service providers, business partners, vendors, suppliers, or other third-party service providers.

●	The Company has a limited operating history at its current scale.
●	The Company relies on its management team and other key employees.
●	The Company relies on the ability to obtain, maintain, protect, and enforce its intellectual property rights.
●

The Company is subject to laws, regulations, and industry requirements related to data privacy, data protection and information security, and user protection across different markets where the Company conducts its business, and such laws, regulations, and industry requirements are constantly evolving and changing.

●	The Company may be unable to continue as a going concern.
●	The Company will incur significant increased costs and management resources as a result of operating as a public company.
●	The Company has a substantial amount of indebtedness.
●

The Company’s USD.AI financing arrangement may not provide any future funding, remains subject to various approvals and documentation, and may leave the Company unable to access financing when needed on favorable terms or at all.

●	The market price of the Company’s shares of common stock may be volatile.

For more information regarding these and other uncertainties and factors that could cause the Company’s actual results to differ materially from what the Company has anticipated in its forward-looking statements or otherwise could materially adversely affect its business, financial condition or results of operations, see the disclosure under “Risk Factors” in the Company’s Registration Statement on Form S-1, as amended (File No. 333-292514).

All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the uncertainties and factors described above and others that the Company may consider immaterial or does not anticipate at this time. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, the Company does not know whether its expectations will prove correct. The Company’s expectations reflected in its forward-looking statements can be affected by inaccurate assumptions the Company might make or by known or unknown uncertainties and factors, including those described above. The risks and uncertainties described above are not exclusive, and further information concerning the Company and its business, including factors that potentially could materially affect its financial results or condition, may emerge from time to time. The Company assumes no obligation to update, amend, or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. The Company advises you, however, to consult any further disclosures the Company makes on related subjects in its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K that the Company files with or furnishes to the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information called for by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based upon that evaluation, and as a result of the material weaknesses in the Company’s internal control over financial reporting discussed below, the Company’s principal executive officer and principal financial officer concluded that as of June 30, 2026, the Company’s disclosure controls and procedures were not effective.

Previously Reported Material Weakness in Internal Control over Financial Reporting

As previously disclosed in the Company’s Registration Statement on Form S-1, as amended (File No. 333-292514), in connection with the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2025 and December 31, 2024, the Company identified certain control deficiencies in the design and implementation of its internal control over financial reporting that constituted material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company additionally identified significant deficiencies that did not amount to material weaknesses.

The material weaknesses identified were (1) a lack of a formalized control environment and oversight of controls over financial reporting; (2) a lack of proper accounting for significant or non-recurring transactions, including in particular warrant evaluation and equity-related transactions; and (3) a lack of appropriate segregation of duties to permit appropriate review of accounting transactions and/or accounting treatment by multiple qualified individuals and to prevent one individual from being able to override the internal control environment by initiating, authorizing, and completing transactions. These material weaknesses, if not remediated, could result in a material misstatement of one or more disclosures in the Company’s annual or interim financial statements that would not be prevented or detected in a timely manner. In addition to the foregoing material weaknesses, the Company identified significant deficiencies in the Company’s accounting treatment of stock-based compensation expense and its lack of an enterprise resource planning system (“ERP”).

The Company’s management is implementing measures designed to improve its internal control over financial reporting to remediate the identified material weaknesses. The remediation actions the Company is taking, and expects to take, to correct the lack of a formalized control environment and oversight of controls over financial reporting include the following: (1) the Company hired Michael Maniscalco as its Chief Executive Officer, Ryan DiRocco as its Chief Technology Officer, and Stephen Hunton as its Chief Marketing Officer, and appointed Homaira Akbari, Stacy Kenworthy, Michael Mulica, David Rench and Barry Schwartz as independent directors of the Board of Directors (the “Board”) to provide a foundation for a formal approval and control process; and (2) the Company implemented an ERP and an accounts payable payment platform effective February 2026. To correct the lack of proper accounting for significant or non-recurring transactions, the Company implemented Board approval on all warrant issuances and monthly recording of awards based on the latest 409(a) valuation, which policy was updated upon completion of the Company’s direct listing to instead be based on the Company’s stock price as reported by Nasdaq. The remediation actions the Company is taking, and expects to take, to correct the lack of appropriate segregation of duties include the following: (1) in September 2025, the Company hired Andrew Glickler as its SVP, Finance; (2) the Company implemented an ERP and an accounts payable platform effective February 2026; (3) the Company engaged outside consultants to review business process analysis and flow of data to the accounting software platform and financial reporting; and (4) the Company hired a corporate controller in January 2026 to oversee the Company and its subsidiaries. To resolve the significant deficiencies, in addition to the implementation of an ERP and an accounts payable platform, the Chief Financial Officer and SVP, Finance are reviewing option grants and stock-based compensation with the monthly close.

As management continues to evaluate and work to remediate the material weaknesses, the Company may determine to take additional measures to address the material weaknesses. However, the Company cannot provide assurance that the measures it has taken to date, or that it may take in the future, will be sufficient to remediate the material weaknesses or avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

Other than the remediation steps described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 24 - Commitments and Contingencies to the Company’s consolidated financial statements in “Part I. Financial Information – Item 1. Unaudited Condensed Consolidated Financial Statements” of this report.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, the Company is not required to provide the information called for by this Item. However, the Company hereby discloses the following new risk factor:

We may not realize the aggregate contracted fees of the customer contracts we have entered into, including as a result of termination or amendment, which could have a material adverse impact on our business, financial condition and results of operations.

The aggregate contracted fees of our customer contracts reflect paid and unpaid amounts. We may not realize all of the revenue that may be generated pursuant to the terms of our customer contracts. In addition, there can be no assurance that the aggregate contracted fees of our customer contracts will result in actual revenue in any particular period. The actual receipt of revenue from our customer contracts may never occur or may be delayed for a variety of reasons including, but not limited to, early termination of the customer contract or amendment of the customer contract to reduce, modify, or delay the scope of the arrangement. Our inability to replace canceled or reduced arrangements could have a material adverse impact on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the quarter ended June 30, 2026, the Company issued unregistered securities as outlined below. No commissions were paid in connection with the issuances described below, and each issuance was effected pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering and/or Regulation D promulgated thereunder. In all issuances described below, the Company took appropriate measures to restrict transfer of the securities.

On April 8, 2026, the Company issued 11,690 shares of common stock at a price of $10.80 per share to accredited investors in a private placement.

On May 1, 2026, the Company issued a warrant to purchase 86,393 shares of common stock to a commercial partner that qualifies as an accredited investor in connection with the parties’ entry into a Commercial Infrastructure Supply and Sales Agreement. The warrants have an exercise price of $23.15. Fifty percent of the underlying shares will vest in six equal monthly installments beginning May 1, 2026, and the remaining shares will vest in 18 equal monthly installments beginning on November 1, 2026.

On May 29, 2026, the Company issued 156,768 shares of common stock at a price of $23.15 per share to accredited investors in a private placement.

On June 1, 2026, the Company issued a warrant to purchase 5,295 shares of common stock to a commercial partner that qualifies as an accredited investor in connection with the parties’ entry into a Pre-Development Agreement. The warrants have an exercise price of $23.15. One-half of the underlying shares vested on June 1, 2026 and the remaining one-half will vest in three equal monthly installments beginning on July 1, 2026.

From June 18, 2026 through June 19, 2026, the Company issued 10,800 shares of common stock at a price of $23.15 per share to accredited investors in a private placement.

On June 19, 2026, the Company issued 3,947 shares of common stock at a price of $10.80 per share to accredited investors who had previously subscribed for such shares from August through October 2025 in connection with the Company’s prior private placement.

Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Entry into a Material Definitive Agreement

Effective July 17, 2026, SPRE WATONGA OK, LLC (the “Lessee”), an indirect, wholly owned subsidiary of the Company, entered into the First Amendment to Surface Lease Agreement (the “Amendment”) with TOM-STACK, LLC (the “Lessor”). Pursuant to the Amendment, the Surface Lease Agreement between Lessor and Lessee, effective January 12, 2024 (the “Lease”), was amended to, among other things: (i) add two additional renewal terms of five years each; provided that Lessor has the right to terminate the Lease upon expiration of the second or third renewal term if Lessee has not constructed, installed and placed into operation on the leased premises high-performance computing facilities with an aggregate operational capacity of not less than 15 megawatts; (ii) add monthly rental fees applicable to the two additional renewal terms; (iii) permit Lessee, without Lessor’s consent, to assign the Lease, in whole or in part, to any of its subsidiaries or affiliates; provided that no such assignment shall relieve Lessee of its obligations thereunder; and (iv) allow Lessee to mortgage, pledge, or otherwise collaterally assign Lessee’s interest in the Lease and the leasehold estate created thereby to an institutional lender to secure financing for Lessee’s business operations or improvements to the leased premises.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the text of the Amendment, which is filed as Exhibit 10.13 to this quarterly report on Form 10-Q and incorporated herein by reference.

Material Changes to the Procedures by which Shareholders May Recommend Nominees to the Board of Directors

On April 13, 2026, the Board of Directors approved and adopted Amended and Restated Bylaws incorporating certain amendments, which became effective immediately upon their approval and adoption by the Board of Directors. The amendments included, among other changes, enhancing the procedural mechanics and disclosure requirements relating to director nominations made by shareholders, including referring specifically to the SEC universal proxy rules and requiring additional information regarding director nominees. On June 5, 2026, the Board of Directors approved and adopted Second Amended and Restated Bylaws incorporating additional amendments, which became effective immediately upon their approval and adoption by the Board of Directors.

Pursuant to the Second Amended and Restated Bylaws, the notice of a shareholder’s intention to nominate a director now must include certain specified information as provided in Section 2.14 of the Second Amended and Restated Bylaws, including certain information relating to the nominee, a written questionnaire providing the information requested about the background and qualifications of such nominee as well as certain written representations, and certain information regarding the shareholder giving the notice and the beneficial owner, if any, on whose behalf such nomination is made. No shareholder nominating a proposed nominee shall solicit proxies in support of director nominees other than the Company’s nominees unless such shareholder has complied with Rule 14a-19 of the Exchange Act, in connection with solicitation of such proxies.

The foregoing summary of the Second Amended and Restated Bylaws is qualified in its entirety by reference to the complete text of the Second Amended and Restated Bylaws, which is filed as Exhibit 3.2 to this quarterly report on Form 10-Q and incorporated by reference herein. No statement in this quarterly report on Form 10-Q is intended to replace or conflict with the requirements for shareholder nominations as set forth in the Second Amended and Restated Bylaws. The Company will not consider any shareholder nomination that does not comply with the requirements of the SEC and the Second Amended and Restated Bylaws.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended June 30, 2026, none of the Company’s directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
3.1

Second Amended and Restated Articles of Incorporation of QumulusAI, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2026 (File No. 001-43398)).

3.2

Second Amended and Restated Bylaws of QumulusAI, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 10, 2026 (File No. 333-292514)).

4.1

Form of Registration Rights Agreement by and among QumulusAI, Inc. and the undersigned buyers, dated June 2026 (incorporated by reference to Exhibit 4.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 10, 2026 (File No. 333-292514)).

10.1	QumulusAI, Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2026 (File No. 001-43398)).

10.2

Form of Non-Employee Director Restricted Stock Unit Award Agreement under the QumulusAI, Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.45 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 1, 2026 (File No. 333-292514)).

10.3

Form of Employee Restricted Stock Unit Award Agreement under the QumulusAI, Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.46 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 1, 2026 (File No. 333-292514)).

10.4

Form of Employee Performance Share Unit Award Agreement under the QumulusAI, Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.47 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 1, 2026 (File No. 333-292514)).

10.5

Form of Employee Incentive Stock Option Award Agreement under the QumulusAI, Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.48 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 1, 2026 (File No. 333-292514)).

10.6

Form of Employee Non-Qualified Stock Option Award Agreement under the QumulusAI, Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.49 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 1, 2026 (File No. 333-292514)).

10.7

Office Lease Agreement between Biltmore Technology Square, LLC and QumulusAI, Inc., dated April 24, 2026 (incorporated by reference to Exhibit 10.27 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 10, 2026 (File No. 333-292514)).

10.8

Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.39 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 13, 2026 (File No. 333-292514)).

10.9

Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.57 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 29, 2026 (File No. 333-292514)).

10.10

QumulusAI Subscription Order Form and General Terms and Conditions dated May 11, 2026 (incorporated by reference to Exhibit 10.61 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 10, 2026 (File No. 333-292514)).

10.11

Securities Purchase Agreement between QumulusAI, Inc. and each of the investors listed on the Schedule of Buyers attached thereto, dated June 2026 (incorporated by reference to Exhibit 10.65 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 10, 2026 (File No. 333-292514)).

Exhibit No.	Description
10.12

Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 10.66 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 10, 2026 (File No. 333-292514)).

10.13	First Amendment to Surface Lease Agreement, dated July 17, 2026, by and between TOM-STACK, LLC and SPRE WATONGA OK, LLC (filed herewith).

31.1	Certification of President and Chief Executive Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following materials from QumulusAI, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Shareholders’ Equity, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUMULUSAI, INC.

/s/ Michael Maniscalco
Date: August 25, 2026	Michael Maniscalco
Chief Executive Officer
(Principal Executive Officer)

/s/ Scott Krosnowski
Date: August 25, 2026	Scott Krosnowski
Chief Financial Officer
(Principal Financial Officer)