Form 10-Q/A
period 2026-06-30
QumulusAI, Inc.
filed 2026-08-28
CIK 2084026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

The registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 25, 2026 did not include inline XBRL tagging. The sole purpose of this Amendment No. 1 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2026 is to add inline XBRL tagging to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No changes have been made to the registrant’s Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.

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

QUMULUSAI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit) attributable to QumulusAI shareholders	Non-Controlling Interests	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2026	—	$—	—	$—	—	$—	—	$—	31,367,559	$93,400,180	$6,318,290	$(37,546,254)	$62,172,216	$3,119,915	$65,292,131
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	—	—	172,070	1,932,770	—	—	1,932,770	—	1,932,770
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	121,870	—	121,870	—	121,870
Net loss	—	—	—	—	—	—	—	—	—	—	—	(49,365,872)	(49,365,872)	(250,839)	(49,616,711)
Balance at March 31, 2026	—	$—	—	$—	—	$—	—	$—	31,539,629	$95,332,950	$6,440,160	$(86,912,126)	$14,860,984	$2,869,076	$17,730,060
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	—	—	183,205	4,048,064	—	—	4,048,064	—	4,048,064
Issuance of common stock for exercise of warrants	—	—	—	—	—	—	—	—	4,167	12,501	—	—	12,501	—	12,501
Issuance of warrants for services	—	—	—	—	—	—	—	—	—	—	74,659	—	74,659	—	74,659
Issuance of warrants as consideration payable to customer	—	—	—	—	—	—	—	—	—	—	192,512	—	192,512	—	192,512
Capital distributions to joint venture partners	—	—	—	—	—	—	—	—	—	—	—	—	—	(182,793)	(182,793)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	119,939	—	119,939	—	119,939
Net loss	—	—	—	—	—	—	—	—	—	—	—	(22,876,334)	(22,876,334)	100,128	(22,776,206)
Balance at June 30, 2026	—	$—	—	$—	—	$—	—	$—	31,727,001	$99,393,515	$6,827,270	$(109,788,460)	$(3,567,675)	$2,786,411	$(781,264)

Balance at January 1, 2025	4,713,515	$5,224,127	5,205,630	$10,027,471	3,663,841	$5,990,371	9,089,000	$9,008,512	12,835,535	$408,505	$2,007,227	$(33,256,873)	$(590,660)	$—	$(590,660)
Issuance of common stock, net of issuance cost	—	—	—	—	—	—	—	—	626,670	1,780,001	—	—	1,780,001	—	1,780,001
Issuance of Preferred Stock	—	—	—	—	—	—	14,000	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	17,344	—	17,344	—	17,344
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,822,477)	(1,822,477)	—	(1,822,477)
Balance at March 31, 2025	4,713,515	$5,224,127	5,205,630	$10,027,471	3,663,841	$5,990,371	9,103,000	$9,008,512	13,462,205	$2,188,506	$2,024,571	$(35,079,350)	$(615,792)	$—	$(615,792)
Issuance of common stock, net of issuance cost	—	—	—	—	—	—	—	—	22,700	117,027	—	—	117,027	—	117,027
Issuance of preferred stock upon partial conversion of convertible note	—	—	—	—	—	—	84,756	164,427	—	—	—	—	164,427	—	164,427
Issuance of Common Stock and Series D Preferred Stock for the acquisition of TCM	—	—	—	—	—	—	1,432,182	3,195,139	2,574,718	17,054,874	—	—	20,250,013	—	20,250,013
Exchange of TCM stock options resulting in issuance of stock options in acquisition	—	—	—	—	—	—	—	—	—	—	1,883,955	—	1,883,955	—	1,883,955
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	233,208	—	233,208	—	233,208
Net income	—	—	—	—	—	—	—	—	—	—	—	12,118,574	12,118,574	—	12,118,574
Balance at June 30, 2025	4,713,515	$5,224,127	5,205,630	$10,027,471	3,663,841	$5,990,371	10,619,938	$12,368,078	16,059,623	$19,360,407	$4,141,734	$(22,960,776)	$34,151,412	$—	$34,151,412
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
The Company transacts in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB Master Glossary (collectively, “Digital Asset Markets”). In determining which of the eligible Digital Asset Markets is the Company’s principal market, the Company reviews these criteria in the following order:
•First, the Company determines which Digital Asset Markets for the relevant digital asset are accessible to the Company.
•Second, the Company sorts the remaining Digital Asset Markets from high to low by market-based volume of the digital asset traded on each Digital Asset Markets in the trailing twelve months.
•Third, the Company then selects a Digital Asset Market as its principal market based on the highest market-based volume in comparison to the other Digital Asset Markets on the list.
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
Assets and liabilities that are required to be recorded at fair value on the balance sheet are categorized based on the inputs to valuation techniques as follows:
•Level 1. These are assets and liabilities where values are based on unadjusted quoted prices for identical assets in an active market the Company has the ability to access.
•Level 2. These are assets and liabilities where values are based on similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active, and model derived prices whose inputs are observable or whose significant value drivers are observable.
•Level 3. Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
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
Digital Asset Machines
Management assesses and adjusts the estimated useful lives of its digital asset machines (miners) when there are indicators that productivity of the mining assets is higher or lower than the assigned estimated useful life. The rate at which the Company generates digital assets and, therefore, consumes the economic benefits of its transaction verification servers, is influenced by a number of factors including the following:
•The complexity of the transaction verification process which is driven by the algorithms contained within the Bitcoin open source software;
•The general availability of appropriate computer processing capacity on a global basis (commonly referred to in the industry as hashing capacity which is measured in petahash units); and
•Technological obsolescence reflecting rapid development in the transaction verification server industry such that more recently developed hardware is more economically efficient to run in terms of digital assets generated as a function of operating costs, primarily power costs, i.e., the speed of hardware evolution in the industry is such that later hardware models generally have faster processing capacity combined with lower operating costs and a lower cost of purchase. The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. To the extent that any of the assumptions underlying management’s estimate of useful life of its transaction verification servers are subject to revision in a future reporting period, either as a result of changes in circumstances or through the availability of greater quantities of data, then the estimated useful life could change and have a prospective impact on depreciation expense and the carrying amounts of these assets.
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
In accordance with ASC 606, Revenue Recognition, the Company recognizes revenue from contracts with customers using a five-step model, which is described as follows:
•identify the customer contract;
•identify performance obligations that are distinct;
•determine the transaction price;
•allocate the transaction price to the distinct performance obligations; and
•recognize revenue as the performance obligations are satisfied.
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
•The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and
•The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).
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
The Company earns non-cash consideration based on the Full-Pay-Per-Share (“FPPS”) payout method set forth by the customer in the form of bitcoin. The amount of bitcoin the Company is entitled to for providing hash calculations to the customer’s mining pool under the FPPS payout method is made up of block rewards and transaction fees less mining pool fees determined as follows:
•The non-cash consideration calculated as a block reward over the continuously renewed contract periods is based on the total blocks expected to be generated on the Bitcoin Network for the daily 24-hour period beginning 0:00:00 UTC and 16:00:01 UTC and ending 23:59:59 UTC and 16:00:00 UTC when the pool operator is Luxor and Foundry, respectively, in accordance with the following formula: the computing power that the Company provides to the customer as a percent of the Bitcoin Network’s total computing power, multiplied by the total Bitcoin Network block rewards expected to be generated for the same period.
•The non-cash consideration calculated as transaction fees paid by transaction requestors is based on the share of total actual fees paid over the continuously renewed contract periods beginning 0:00:00 UTC and 16:00:01 UTC and ending 23:59:59 UTC and 16:00:00 UTC when the pool operator is Luxor and Foundry, respectively, in accordance with the following formula: total actual transaction fees generated on the Bitcoin Network during the contract period as a percent of total block rewards the Bitcoin Network actually generated during the same period, multiplied by the block rewards the Company earned for the same period noted above.
•The sum of the block reward and transaction fees earned by the Company is reduced by mining pool fees charged by the customer for operating the mining pool based on a rate schedule per the mining pool contract. The Company was not charged mining pool fees during the six months ended June 30, 2026, as Luxor does not charge any fees as a pool operator. The fee charged by Foundry during the three and six months ended June 30, 2025 was 0.05% and 0.62%, respectively. The mining pool fee is only incurred to the extent the Company provides computing power and generates revenue in accordance with the customer’s payout formula during the continuously renewed contract periods beginning 0:00:00 UTC and 16:00:01 UTC and ending 23:59:59 UTC and 16:00:00 UTC daily, when the pool operator is Luxor and Foundry, respectively.
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
Step 2: In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:
•The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and
•The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).
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
Step 2: In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:
•The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and
•The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).
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
Note 5. Fair Value of Financial Instruments
The Company accounts for certain assets and liabilities at fair value and classifies these assets and liabilities within the fair value hierarchy (Level 1, Level 2, oMJr Level 3). The Company’s other current liabilities have fair values that approximate their carrying values.

Description	Level	June 30, 2026	December 31, 2025
Liabilities:
Warrant liability	3	$2,968,793	$1,382,955
Convertible note payable	3	$55,481,000	$—
Additional convertible notes option liability	3	$38,721,000	$—
There were no financial liabilities that were transferred out of a Level 3 category.

Note 6. Property and Equipment, Net
The major classifications of property and equipment, including their estimated useful lives, are summarized as follows at the balance sheet dates:

	Estimated Useful Life (Years)	June 30, 2026	December 31, 2025
Buildings and improvements	10-40	$961,539	$961,539
Miners	3	9,526,782	9,597,138
Mining related equipment	5	2,074,733	2,074,733
Server equipment	3-7	46,541,227	12,146,199
Other equipment and furniture	5-7	2,109,719	287,112
		61,214,000	25,066,721
Less: Accumulated depreciation		(18,528,885)	(13,890,636)
		42,685,115	11,176,085
Construction in progress		1,320,887	1,326,801
Total property and equipment, net		$44,006,002	$12,502,886
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

Note 12. Transactions with Related Parties
As of and for the three and six months ended June 30, 2026 and 2025, the Company had the following related party transactions:
•As of June 30, 2026 and December 31, 2025, the Company had an outstanding loan payable due to a related affiliate of one of the shareholders in the amounts of zero and $1,849,888, respectively.
•As of June 30, 2026 and December 31, 2025, the Company had an outstanding loan payable due to one of the shareholders in the amount of $2,000,000 and $2,000,000, respectively.
•During the three months ended June 30, 2026 and 2025, the Company recognized bitcoin mining operating expenses in the amounts of $— and $229,782 from T20, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized bitcoin mining operating expenses in the amounts of $17,660 and $276,327 from T20, respectively. As of June 30, 2026 and December 31, 2025, amounts payable to T20 totaled $— and $42,118 are included in accounts payable on the Company’s condensed consolidated balance sheets.
•During the three months ended June 30, 2026 and 2025, the Company recognized equipment rental income totaling $— and $7,902 from T20, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized equipment rental income totaling $26,256 and $7,902 from T20, respectively. As of June 30, 2026 and December 31, 2025, amounts receivable from these entities totaled $22,876 and $26,786 and are included in accounts receivable on the Company’s condensed consolidated balance sheets.
•The Company is party to finance lease agreements with four entities in which a shareholder holds a capital interest. Additional details related to these lease agreements are provided in Note 25 - Leases.
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
Note 16. Notes Payable
On March 19, 2021, the Company entered into a $2,000,000 convertible balloon note with Trailhead Income, LP. The note bears interest at 12% and originally matured on September 1, 2025. On June 19, 2025, the Company extended the note to October 1, 2026. The note is secured by certain mining equipment. Interest-only payments are due on a quarterly basis through the maturity date. As of June 30, 2026 and December 31, 2025, the outstanding principal balance on the note was$2,000,000.
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
The CODM uses segment operating income (loss), segment gross profit and segment net income (loss) before income tax to assess segment performance. Segment operating income (loss) is used by the Company’s CODM to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into specific service offerings within the segment, such as for entering into significant contracts, hiring of key management or executive personnel, or making significant capital investment decisions. The CODM also reviews segment gross profit to assess operating efficiency and cost structure within each segment, which helps inform short-term operational decisions and identify trends affecting segment performance. In addition, the CODM reviews segment net income (loss) before income tax to evaluate overall segment profitability after considering all revenues and expenses attributable to the segment, and to inform broader, longer-term resource allocation and strategic planning decisions.
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

(1)Reconciliation of segment net income (loss) before income taxes:

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
(2)Reconciliation of segment operating loss:

Segment operating loss	$(5,127,083)
Segment other income (expense), net	1,034
Unallocated corporate overhead expenses	(2,543,508)
Unallocated other income (expense), net	(15,169,803)
Income before income taxes	$(22,839,360)
(3)Reconciliation of segment gross profit:

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
(1)Reconciliation of segment net income (loss) before income tax:

Unallocated corporate overhead expenses:
Wages and salaries	$(223,956)
Professional fees	(560,641)
Other general and administrative expenses	(78,084)
Unallocated other income (expense):
Loss on extinguishment of debt	(71,094)
Other income (expense), net	(7,527)
Interest expense, net	(601,260)
Loss before income taxes	$12,403,694
(2)Reconciliation of segment operating loss:

Segment operating loss	$(1,318,852)
Segment other income (expense), net	15,265,108
Unallocated corporate overhead expenses	(862,681)
Unallocated other income (expense), net	(679,881)
Loss before income taxes	$12,403,694
(3)Reconciliation of segment gross profit:

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
(1)Reconciliation of segment net income (loss) before income taxes:

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
(2)Reconciliation of segment operating loss:

Segment operating loss	$(8,478,072)
Segment other income (expense), net	12,627,953
Unallocated corporate overhead expenses	(4,719,250)
Unallocated other income (expense), net	(72,008,612)
Income before income taxes	$(72,577,981)

(3)Reconciliation of segment gross profit:

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
(1)Reconciliation of segment net income (loss) before income tax:

Unallocated corporate overhead expenses:
Wages and salaries	$(386,394)
Professional fees	(917,185)
Other general and administrative expenses	(78,084)
Unallocated other income (expense):
Change in fair value of warrant liability	(692,103)

Loss on extinguishment of debt	(153,834)
Other income (expense), net	26,954
Interest expense, net	(940,946)
Loss before income taxes	$10,581,217

(2)Reconciliation of segment operating loss:

Segment operating loss	$(1,729,031)
Segment other income (expense), net	15,451,840
Unallocated corporate overhead expenses	(1,381,663)
Unallocated other income (expense), net	(1,759,929)
Loss before income taxes	$10,581,217
(3)Reconciliation of segment gross profit:

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
•HPC Cloud Services
•Data Center Infrastructure and Hosting
•Power and Energy Integration
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
Step 2: In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:
•The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and
•The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).
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
The Company earns non-cash consideration based on the Full-Pay-Per-Share (“FPPS”) payout method set forth by the customer in the form of bitcoin. The amount of bitcoin the Company is entitled to for providing hash calculations to the customer’s mining pool under the FPPS payout method is made up of block rewards and transaction fees less mining pool fees determined as follows:
•The non-cash consideration calculated as a block reward over the continuously renewed contract periods is based on the total blocks expected to be generated on the Bitcoin Network for the daily 24-hour period beginning 00:00:00 UTC and 16:00:01 UTC and ending 23:59:59 UTC and 16:00:00 UTC when the pool operator is Luxor and Foundry, respectively, in accordance with the following formula: the computing power that the Company provides to the customer as a percent of the Bitcoin Network’s total computing power, multiplied by the total Bitcoin Network block rewards expected to be generated for the same period.
•The non-cash consideration calculated as transaction fees paid by transaction requestors is based on the share of total actual fees paid over the continuously renewed contract periods beginning 00:00:00 UTC and 16:00:01 UTC and ending 23:59:59 UTC and 16:00:00 UTC when the pool operator is Luxor and Foundry, respectively, in accordance with the following formula: total actual transaction fees generated on the Bitcoin Network during the contract period as a percent of total block rewards the Bitcoin Network actually generated during the same period, multiplied by the block rewards the Company earned for the same period noted above.
•The sum of the block reward and transaction fees earned by the Company is reduced by mining pool fees charged by the customer for operating the mining pool based on a rate schedule per the mining pool contract. The Company was not charged mining pool fees during the three and six months ended June 30, 2026 as Luxor does not charge any fees as a pool operator. The fee charged by Foundry during the three and six months ended June 30, 2025 was 0.05% and 0.62%, respectively. The mining pool fee is only incurred to the extent the Company provides computing power and generates revenue in accordance with the customer’s payout formula during the continuously renewed contract periods beginning 0:00:00 UTC and 16:00:01 UTC and ending 23:59:59 UTC and 16:00:00 UTC daily, when the pool operator is Luxor and Foundry, respectively.
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

Step 2: In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:
•The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and
•The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).
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
Step 2: In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:
•The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and
•The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).
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
Forward-looking statements are based on current expectations about future events affecting the Company and are subject to uncertainties and factors that affect all businesses operating within the Company’s market as well as matters specific to the Company. These uncertainties and factors are difficult to predict, and many of them are beyond the Company’s control. The following are some of the uncertainties and factors known to us that could cause the Company’s actual results to differ materially from what the Company has anticipated in its forward-looking statements:
•The Company’s recent growth may not be indicative of its future growth.
•The Company has a limited number of suppliers for significant components of the equipment it uses to build and operate its platform and provide its solutions and services.
•The Company may be unable to access sufficient power or may face increased costs to procure power, prolonged power outages, shortages, or capacity constraints.
•The Company’s data center facilities may experience damage, interruption, or a security breach.
•The Company’s blockchain mining operations expose it to risks that could materially adversely affect its business, operating results, financial condition, and future prospects.
•A substantial portion of the Company’s hosting revenue is driven by a limited number of customers.
•A substantial portion of the Company’s current GPU-as-a-Service revenue is generated through a single channel partner, which the Company may be unable to retain.
•The Company may fail to efficiently enhance its platform and develop and sell new solutions and services and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements, or preferences.
•Artificial intelligence technology is new, and the continued rapid pace of developments in the artificial intelligence field are inherently uncertain.
•The Company may be unable to obtain additional capital to fund its business and support its growth.
•The Company’s operating results may fluctuate significantly.
•The Company faces intense competition and could lose market share to its competitors.
•There may be a network or data security incident against the Company, or its third-party providers.
•The Company has a history of generating losses and may not be able to achieve profitability.
•The Company makes substantial investments in its technology and infrastructure, which may be unsuccessful.
•The Company’s platform may encounter performance problems.
•There may be a failure of the Company’s information technology systems or those of one or more of its information technology service providers, business partners, vendors, suppliers, or other third-party service providers.
•The Company has a limited operating history at its current scale.
•The Company relies on its management team and other key employees.

•The Company relies on the ability to obtain, maintain, protect, and enforce its intellectual property rights.
•The Company is subject to laws, regulations, and industry requirements related to data privacy, data protection and information security, and user protection across different markets where the Company conducts its business, and such laws, regulations, and industry requirements are constantly evolving and changing.
•The Company may be unable to continue as a going concern.
•The Company will incur significant increased costs and management resources as a result of operating as a public company.
•The Company has a substantial amount of indebtedness.
•The Company’s USD.AI financing arrangement may not provide any future funding, remains subject to various approvals and documentation, and may leave the Company unable to access financing when needed on favorable terms or at all.
•The market price of the Company’s shares of common stock may be volatile.
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
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, the Company is not required to provide the information called for by this Item.
ITEM 4.CONTROLS AND PROCEDURES
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
ITEM 1.LEGAL PROCEEDINGS
See Note 24 - Commitments and Contingencies to the Company’s consolidated financial statements in “Part I. Financial Information – Item 1. Unaudited Condensed Consolidated Financial Statements” of this report.
ITEM 1A.RISK FACTORS
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
Issuer Purchases of Equity Securities
None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
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

ITEM 6.EXHIBITS
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

Exhibit No.	Description
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

QUMULUSAI, INC.

/s/ Michael Maniscalco
Date: August 28, 2026	Michael Maniscalco
Chief Executive Officer
(Principal Executive Officer)

/s/ Scott Krosnowski
Date: August 28, 2026	Scott Krosnowski
Chief Financial Officer
(Principal Financial Officer)