Form 10-Q
period 2026-09-30
QumulusAI, Inc.
filed 2026-11-10
CIK 2084026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2026, there were 34,846,795 shares of common stock of the registrant outstanding.

As used in this report, references to “QumulusAI,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to QumulusAI, Inc. and its subsidiaries, all of which are consolidated in the Company’s condensed consolidated financial statements.
All trademarks, trade names or service marks referred to in this report are the property of their respective owners.
Cautionary Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to the safe harbor created by those sections. In addition, the Company or others on the Company’s behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on the Company’s website, or otherwise. All statements other than statements of historical facts included in this report or expressed by the Company orally from time to time that address activities, events, or developments that the Company expects, believes, or anticipates will or may occur in the future are forward-looking statements, including, in particular, the statements about the Company’s plans, objectives, strategies, and prospects regarding, among other things, the Company’s financial condition, results of operations, business strategy, and short-term and long-term business operations and objectives. The Company has identified some of these forward-looking statements in this report with words like “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” or the negative of these words or other words and terms of similar meaning. The use of future dates is also an indication of a forward-looking statement. Forward-looking statements may be contained in the notes to the Company’s condensed consolidated financial statements and elsewhere in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
•Growth in the Company’s graphics processing unit ("GPU")-as-a-service business is dependent on the availability of data center capacity, and failure to secure suitable facilities could adversely affect its business and results of operations.
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
•The Company may not realize the aggregate contracted fees of the customer contracts it has entered into, including as a result of termination or amendment, which could have a material adverse impact on its business, financial condition and results of operations.
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
For more information regarding these and other uncertainties and factors that could cause the Company’s actual results to differ materially from what the Company has anticipated in its forward-looking statements or otherwise could materially adversely affect its business, financial condition or results of operations, see the disclosure under “Risk Factors” in the Company’s Registration Statement on Form S-1, as amended (File No. 333-292514), as updated by Part II, Item 1A of this report.
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

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUMULUSAI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash	$21,909,713	$11,712,493
Restricted cash	9,225,679	—
Accounts receivable, net of allowance for credit losses of $321,047 and $2,263 as of September 30, 2026 and December 31, 2025, respectively	30,647,719	57,889
Deposits on power equipment - current	2,137,972	7,238,383
Prepaid expenses and other current assets	4,288,244	1,134,851
Total current assets	68,209,327	20,143,616
Property and equipment, net	138,629,171	12,502,886
Operating right-of-use assets, net	1,345,047	1,438,970
Finance right-of-use assets, net	133,044,741	6,996,077
Equity method investments	—	4,227,130
Investment in equity securities	1,082,500	—
Deposits on power equipment	4,285,885	6,384,258
Goodwill	31,416,827	31,416,827
Intangible assets, net	7,224,902	7,268,513
Other assets	8,823,952	1,356,216
Total assets	$394,062,352	$91,734,493

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,843,065	$1,248,175
Dividend payable	359,188	359,188
Accrued expenses and other current liabilities	7,299,193	2,833,337
Deferred revenue - current portion	33,174,971	—
Current portion of notes payable	14,862,667	1,684,554
Current portion of notes payable - related party	2,000,000	3,848,915
Current portion of USD.AI protocol loans	12,214,906	—
Operating lease liabilities - current portion	109,557	97,463
Finance lease liabilities - current portion	39,136,857	1,645,069
Deferred tax liability	274,554	423,381
Total current liabilities	117,274,958	12,140,082
Long-term notes payable, net of current portion	44,245,099	6,241,948
Operating lease liabilities, net of current portion	1,430,559	1,497,549
Finance lease liabilities, net of current portion	83,353,330	5,179,828
Warrant liability	828,232	1,382,955
Deferred revenue, net of current portion	45,822,451	—
Additional convertible notes option liability	22,183,450	—
USD.AI protocol loans, net of current portion	20,319,360	—
Convertible note payable	32,040,000	—
Other non-current liabilities	1,313,364	—
Total long-term liabilities	251,535,845	14,302,280
Total liabilities	368,810,803	26,442,362

Commitments and contingencies (Note 24)

Shareholders' Equity
Preferred stock - no par value; 100,000,000 and zero shares authorized as of September 30, 2026 and December 31, 2025, respectively; zero shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock - no par value; 1,000,000,000 and 500,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 34,699,038 and 31,367,559 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	135,611,986	93,400,180
Additional paid-in capital	11,307,803	6,318,290
Accumulated deficit	(124,247,844)	(37,546,254)
Total shareholders' equity attributable to QumulusAI shareholders	22,671,945	62,172,216
Non-controlling interests	2,579,604	3,119,915
Total shareholders' equity	25,251,549	65,292,131
Total liabilities and shareholders' equity	$394,062,352	$91,734,493
See accompanying notes to condensed consolidated financial statements.

QUMULUSAI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Revenue from cryptocurrency mining	$262,995	$211,765	$1,042,055	$507,604
Revenue from mining hosting services	365,854	1,445,669	2,008,059	4,794,821
Revenue from compute power	14,126,265	1,443,351	21,837,723	2,755,051
Total revenue	14,755,114	3,100,785	24,887,837	8,057,476

Costs and expenses
Cost of revenue (exclusive of depreciation and amortization)	4,161,145	1,643,980	8,539,344	4,245,448
General and administrative expenses	35,671,537	2,638,965	43,921,812	6,081,954
Sales and marketing expenses	1,605,602	147,471	2,758,174	238,055
Depreciation and amortization expense	14,872,738	1,425,735	24,421,737	3,358,079
Total costs and expenses	56,311,022	5,856,151	79,641,067	13,923,536

Operating loss	(41,555,908)	(2,755,366)	(54,753,230)	(5,866,060)

Other income (expenses)
Income from equity method investments	—	179,617	21,994	1,043,937
Gain on sale of equity method investments	162,785	—	12,732,446	—
Gain on remeasurement of investment in TCM	—	—	—	14,549,536
Change in fair value of warrant liability	2,140,561	(4,844,713)	554,723	(5,536,816)
Change in fair value of digital assets	—	43,935	—	81,919
Change in fair value of convertible note	13,650,058	—	16,030,058	—
Change in fair value of additional convertible notes option	16,537,550	—	20,388,400	—
Gain on sale or disposal of property and equipment	—	462	36,298	462
Loss on settlement of lease liability	—	(692,837)	—	(692,837)
Loss on issuance of convertible note	—	—	(73,881,850)	—
Loss on extinguishment of debt	—	(883,667)	—	(1,037,501)
Other income (expense), net	27,704	(2,183)	(160,046)	24,771
Interest expense, net	(5,369,084)	(509,866)	(7,953,108)	(1,450,812)
Total other income (expenses), net	27,149,574	(6,709,252)	(32,231,085)	6,982,659

Income (loss) before income tax expense	(14,406,334)	(9,464,618)	(86,984,315)	1,116,599

Income tax expense (benefit)	36,237	(349)	(148,827)	284,771

Net income (loss)	$(14,442,571)	$(9,464,269)	$(86,835,488)	$831,828

Less: deemed dividend on conversion of preferred stock	—	89,386,947	—	89,386,947

Less: net income (loss) in non-controlling interests	16,813	—	(133,898)	—

Net loss attributable to common shareholders	$(14,459,384)	$(98,851,216)	$(86,701,590)	$(88,555,119)

Net loss per share attributable to common shareholders, basic and diluted	$(0.43)	$(5.34)	$(2.68)	$(5.36)

Weighted-average common stock outstanding, basic and diluted	33,516,738	18,503,757	32,299,039	16,512,498
See accompanying notes to condensed consolidated financial statements.

QUMULUSAI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit) attributable to QumulusAI shareholders	Non-Controlling Interests	Total Shareholders' Equity (Deficit)
Balance at January 1, 2026	—	$—	—	$—	—	$—	—	$—	31,367,559	$93,400,180	$6,318,290	$(37,546,254)	$62,172,216	$3,119,915	$65,292,131
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	—	—	172,070	1,932,770	—	—	1,932,770	—	1,932,770
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	121,870	—	121,870	—	121,870
Net loss	—	—	—	—	—	—	—	—	—	—	—	(49,365,872)	(49,365,872)	(250,839)	(49,616,711)
Balance at March 31, 2026	—	$—	—	$—	—	$—	—	$—	31,539,629	$95,332,950	$6,440,160	$(86,912,126)	$14,860,984	$2,869,076	$17,730,060
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	—	—	183,205	4,048,064	—	—	4,048,064	—	4,048,064
Issuance of common stock for exercise of warrants	—	—	—	—	—	—	—	—	4,167	12,501	—	—	12,501	—	12,501
Issuance of warrants for services	—	—	—	—	—	—	—	—	—	—	74,659	—	74,659	—	74,659
Issuance of warrants as consideration payable to customer	—	—	—	—	—	—	—	—	—	—	192,512	—	192,512	—	192,512
Capital distributions to joint venture partners	—	—	—	—	—	—	—	—	—	—	—	—	—	(182,793)	(182,793)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	119,939	—	119,939	—	119,939
Net loss	—	—	—	—	—	—	—	—	—	—	—	(22,876,334)	(22,876,334)	100,128	(22,776,206)
Balance at June 30, 2026	—	$—	—	$—	—	$—	—	$—	31,727,001	$99,393,515	$6,827,270	$(109,788,460)	$(3,567,675)	$2,786,411	$(781,264)
Issuance of common stock for services	—	—	—	—	—	—	—	—	1,140,930	26,412,529	—	—	26,412,529	—	26,412,529
Issuance of common stock for exercise of warrants	—	—	—	—	—	—	—	—	5,000	15,000	—	—	15,000	—	15,000
Issuance of common stock for conversion of convertible notes	—	—	—	—	—	—	—	—	1,826,107	9,790,942	—	—	9,790,942	—	9,790,942
Issuance of warrants for services	—	—	—	—	—	—	—	—	—	—	551,634	—	551,634	—	551,634
Capital distributions to joint venture partners	—	—	—	—	—	—	—	—	—	—	—	—	—	(223,620)	(223,620)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	3,928,899	—	3,928,899	—	3,928,899
Net loss	—	—	—	—	—	—	—	—	—	—	—	(14,459,384)	(14,459,384)	16,813	(14,442,571)
Balance at September 30, 2026	—	$—	—	$—	—	$—	—	$—	34,699,038	$135,611,986	$11,307,803	$(124,247,844)	$22,671,945	$2,579,604	$25,251,549

Balance at January 1, 2025	4,713,515	$5,224,127	5,205,630	$10,027,471	3,663,841	$5,990,371	9,089,000	$9,008,512	12,835,535	$408,505	$2,007,227	$(33,256,873)	$(590,660)	$—	$(590,660)
Issuance of common stock, net of issuance cost	—	—	—	—	—	—	—	—	626,670	1,780,001	—	—	1,780,001	—	1,780,001
Issuance of Preferred Stock	—	—	—	—	—	—	14,000	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	17,344	—	17,344	—	17,344
Net loss	—	—	—	—	—	—	—	—	—	—		(1,822,477)	(1,822,477)	—	(1,822,477)
Balance at March 31, 2025	4,713,515	$5,224,127	5,205,630	$10,027,471	3,663,841	$5,990,371	9,103,000	$9,008,512	13,462,205	$2,188,506	$2,024,571	$(35,079,350)	$(615,792)	$—	$(615,792)
Issuance of common stock, net of issuance cost	—	—	—	—	—	—	—	—	22,700	117,027	—	—	117,027	—	117,027
Issuance of preferred stock upon partial conversion of convertible note	—	—	—	—	—	—	84,756	164,427	—	—	—	—	164,427	—	164,427
Issuance of Common Stock and Series D Preferred Stock for the acquisition of TCM	—	—	—	—	—	—	1,432,182	3,195,139	2,574,718	17,054,874	—	—	20,250,013	—	20,250,013
Exchange of TCM stock options resulting in issuance of stock options in acquisition	—	—	—	—	—	—	—	—	—	—	1,883,955	—	1,883,955	—	1,883,955
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	233,208	—	233,208	—	233,208
Net income	—	—	—	—	—	—	—	—	—	—	—	12,118,574	12,118,574	—	12,118,574
Balance at June 30, 2025	4,713,515	$5,224,127	5,205,630	$10,027,471	3,663,841	$5,990,371	10,619,938	$12,368,078	16,059,623	$19,360,407	$4,141,734	$(22,960,776)	$34,151,412	$—	$34,151,412
Issuance of common stock, net of issuance cost	—	—	—	—	—	—	—	—	1,801,784	19,322,570	135,482	—	19,458,052	—	19,458,052
Issuance of common stock for settlement of lease liability	—	—	—	—	—	—	—	—	151,574	1,749,516	—	—	1,749,516	—	1,749,516
Issuance of common stock for exercise of warrants	—	—	—	—	—	—	—	—	843,385	8,790,274	—	—	8,790,274	—	8,790,274
Issuance of common stock for exercise of options	—	—	—	—	—	—	—	—	52,956	112,600	—	—	112,600	—	112,600
Reissuance of common stock to TCM founders for shares previously forfeited	—	—	—	—	—	—	—	—	22,703	—	—	—	—	—	—
Redemption of preferred stock for cash	—	—	—	—	—	—	(266,749)	(293,742)	—	—	—	—	(293,742)	—	(293,742)
Issuance of preferred stock upon partial conversion of convertible note	—	—	—	—	—	—	429,836	1,547,410	—	—	—	—	1,547,410	—	1,547,410
Issuance of warrants for settlement of lease liability	—	—	—	—	—	—	—	—	—	—	387,621	—	387,621	—	387,621
Issuance of warrants to purchase equipment	—	—	—	—	—	—	—	—	—	—	104,854	—	104,854	—	104,854
Issuance of warrants for services	—	—	—	—	—	—	—	—	—	—	69,663	—	69,663	—	69,663
Conversion of preferred stock to common stock	(4,713,515)	(5,224,127)	(5,205,630)	(10,027,471)	(3,663,841)	(5,990,371)	(10,783,025)	(13,621,746)	11,692,965	36,896,276	—	—	2,032,561	—	2,032,561
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	549,271	—	549,271	—	549,271
Net loss	—	—	—	—	—	—	—	—	—	—	—	(9,464,269)	(9,464,269)	—	(9,464,269)
Balance at September 30, 2025	—	$—	—	$—	—	$—	—	$—	30,624,990	$86,231,643	$5,388,625	$(32,425,045)	$59,195,223	$—	$59,195,223
See accompanying notes to condensed consolidated financial statements.

QUMULUSAI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(86,835,488)	$831,828
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	10,585,870	2,554,911
Amortization of right-of-use assets	13,929,789	882,733
Amortization of loan origination costs	186,740	23,513
Amortization of discount on convertible note	—	135,334
Provision for credit losses	318,784	—
Amortization of premium on loan receivable	—	(16,281)
Non-cash interest expense	—	6,418
Recovery of credit losses	—	(36,921)
Interest expense under finance lease obligations	5,149,195	268,356
Income from equity method investments	(21,994)	(1,043,937)
Gain on sale of equity method investments	(12,732,446)	—
Gain on remeasurement of investment in TCM	—	(14,549,536)
Change in fair value of warrant liability	(554,723)	5,536,816
Change in fair value of digital assets	—	(81,919)
Change in fair value of convertible note	(16,030,058)	—
Change in fair value of additional convertible notes option	(20,388,400)	—
Change in deferred taxes	(148,827)	284,771
Stock-based compensation	4,170,708	799,823
Issuance of common stock for services	26,412,529	—
Issuance of warrants for services	626,293	69,663
Issuance of warrants as consideration payable to customer	192,512	—
Noncash revenue recognized from receipt of equity securities	(82,500)	—
Gain on sale or disposal of property and equipment	(36,298)	(462)
Loss on issuance of convertible note	73,881,850	—
Loss on extinguishment of debt	—	1,037,501
Loss on settlement of lease liability	—	692,837
Changes in operating assets and liabilities:
Accounts receivable	(30,908,614)	8,764
Due from related party	—	82,213
Prepaid expenses and other current assets	(3,198,434)	(207,498)
Other assets	(1,467,885)	—
Proceeds from sale of digital assets	102,746	3,045,949
Mining of digital assets	(102,746)	(2,876,300)
Accounts payable	6,594,890	508,549
Accrued expenses	4,465,856	114,685
Deferred revenue	78,997,422	—
Operating lease liabilities	(54,896)	(43,940)
Intangible assets	(89,112)	(7,200)
Due to related party	—	(547,484)
Other non-current liabilities	1,313,364	—
Net cash provided by (used in) operating activities	54,276,127	(2,526,814)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(137,021,298)	(1,226,323)
Proceeds from sale of property and equipment	478,164	—
Proceeds from disposal of property and equipment	—	4,000
Proceeds from collections of loans receivable	—	285,654
Deposits on power equipment	5,274,478	(1,866,454)
Data center set up costs	(5,999,851)	—
Purchase of equity securities	(1,000,000)	—
Proceeds from sale of U.S. dollar coin	—	391,584
Proceeds from sale of digital asset reserve	—	393,460
Cash acquired as part of business acquisition	—	2,441,275
Dividends paid on common stock	—	(36,759)
Proceeds from sale of equity method investments	16,722,407	—
Distributions from equity method investments	259,163	2,422,000
Distributions to joint venture partners	(406,413)	—
Net cash (used in) provided by investing activities	(121,693,350)	2,808,437

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	5,980,834	21,355,080
Redemption of preferred stock	—	(293,742)
Repayments on finance lease obligations	(27,399,088)	(1,289,600)
Proceeds from convertible note payable	28,800,000	—
Proceeds from notes payable, net of issuance costs	51,378,460	—
Proceeds from notes payable - related party	—	7,170
Proceeds from exercise of warrants	27,501	72,659
Proceeds from exercise of options	—	112,600
Proceeds from line of credit, net of issuance costs	34,996,018	—
Repayments of line of credit	(2,570,755)	(299,077)
Repayments of notes payable	(2,522,960)	(579,999)
Repayments of notes payable - related party	(1,849,888)	(722,838)
Repayments of convertible note payable - related party	—	(3,226,548)
Repayments of convertible notes payable	—	(1,150,000)
Net cash provided by financing activities	86,840,122	13,985,705

NET CHANGE IN CASH AND RESTRICTED CASH	19,422,899	14,267,328

CASH AND RESTRICTED CASH, beginning of period	11,712,493	3,970,466

CASH AND RESTRICTED CASH, end of period	$31,135,392	$18,237,794

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$—	$—
Cash paid for interest	$6,714,464	$907,788

Non-cash financing and investing activities
Issuance of warrants for property and equipment	$—	$104,854
Issuance of warrants as offering costs	$—	$135,482
Non-cash contribution to equity method investment	$—	$115,210
Issuance of common stock for settlement of lease liability	$—	$1,444,300
Conversion of preferred stock to common stock	$—	$36,896,276
Issuance of Common Stock and Series D Preferred Stock for the acquisition of TCM	$—	$20,250,013
Exchange of TCM stock options resulting in issuance of stock options in acquisition	$—	$1,883,956
Issuance of preferred stock upon partial conversion of convertible note	$—	$1,711,837
Transfer of leased assets to property and equipment upon lease buyout	$—	$1,340,882
Issuance of common stock for conversion of convertible notes	$9,790,942	$—
Acquisition of right-of-use asset in exchange for lease obligations	$139,884,530	$6,528,526
Lease liabilities arising from obtaining right-of-use assets	$137,915,183	$6,787,230
See accompanying notes to condensed consolidated financial statements.

QUMULUSAI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Nature of Operations
The Company
QumulusAI, Inc. (“QumulusAI” or the “Company”) is a Georgia corporation headquartered in Atlanta, Georgia. The Company is a cloud infrastructure provider specializing in the deployment of graphics processing unit (“GPU”)-powered computing solutions for artificial intelligence (“AI”) applications. The Company’s customers include small and mid-market participants, such as machine learning teams, AI infrastructure companies, and research institutions, as well as large enterprises that utilize the Company’s platform for long-term deployments or supplemental on-demand compute capacity.
WAHA Technologies, Inc. (“WAHA”) and WAHA, Inc. (subsequently renamed SPRE Commercial Group, Inc., or “SPRE”) were both incorporated in 2019. SPRE’s operations were focused on data center assets and operations, while WAHA’s operations were focused on blockchain managed services. In December 2022, WAHA and SPRE completed a corporate roll-up and became wholly owned subsidiaries of a newly formed holding company, Global Digital Holdings, Inc. (“GDH”). In October 2023, GDH made a minority investment in The Cloud Minders, Inc. (“TCM”), a company focused on GPU-as-a-Service (“GPUaaS”) assets and operations. In April 2025, GDH acquired the remaining outstanding interests in TCM, and TCM became a wholly owned subsidiary of GDH. In connection with this acquisition, GDH rebranded its combined operations under the QumulusAI name. On August 18, 2025, GDH changed its name to QumulusAI, Inc.
The Company's Registration Statement on Form S-1, as amended (File No. 333-292514), filed in connection with the Company's direct listing, was declared effective by the Securities and Exchange Commission (the “SEC”) on July 14, 2026. The Company's common stock began trading publicly on the Nasdaq Global Market under the symbol “QMLS” on July 16, 2026.
Reverse Stock Split
The Company effected a 1-for-3 reverse stock split (“Reverse Stock Split”) on September 30, 2025, pursuant to which every three shares of the Company’s issued and outstanding common stock were combined into one share of common stock. The Reverse Stock Split had no impact on the authorized number of shares of common stock, which continue to have no par value. Unless otherwise indicated, all share and per share information prior to the Reverse Stock Split date of September 30, 2025 in these condensed consolidated financial statements is retroactively adjusted to reflect the Reverse Stock Split, prior to the rounding of any fractional shares. Any fractional share resulting from the Reverse Stock Split was rounded up to the next whole number of shares.
Going Concern
Pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. Management’s evaluations are based on relevant conditions and events that are known and reasonably knowable as of the date the financial statements were issued.
The Company has incurred recurring operating losses since inception resulting in an accumulated deficit of $124,247,844 as of September 30, 2026. For the nine months ended September 30, 2026, the Company had an operating loss of $54,753,230. The Company’s operations have been funded partially through the issuance of debt and equity instruments. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these condensed consolidated financial statements.
In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At September 30, 2026, the Company had cash of $21,909,713 and restricted cash of $9,225,679, which is restricted for servicing debt. The Company’s plans to alleviate the substantial doubt include completing additional approved draws under the USD.AI protocol and utilizing new and existing lending partners. The Company also entered into a significant revenue contract in September 2026 for approximately $211,900,000 in future revenue, under which the Company received approximately $21,200,000 in cash prepayments in October 2026. The Company continues to see increased revenue and net cash inflows from operations as it has invested in additional HPC infrastructure. Accordingly, management concluded these plans will alleviate the substantial doubt about the Company’s ability to continue as a going concern for the one-year period extending from the date of issuance of these condensed consolidated financial statements.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company, its direct and indirect wholly owned subsidiaries, WAHA, SPRE, SPRE Watonga OK, LLC ("Watonga"), and TCM, TCM's wholly owned subsidiaries, HPC Capital Services Parent LLC, HPC Trinity B3-129 LLC, HPC USD B3-34 LLC and HPC USD H2-75 LLC, and TCM's partially owned consolidated entities, QAI Moon, LLC ("QAI Moon") and its subsidiaries, QAI Moon Parent LLC, QAI Moon USD B3-9 LLC, SPRE Brooklyn NY, LLC ("SPRE Brooklyn"), and SPRE NKC MO, LLC ("SPRE NKC"). The Company uses the equity method to account for investments in other companies if the investment provides management with the ability to exercise significant influence over the operating and financial policies of the investee. The condensed consolidated net loss includes the Company’s proportionate share of the net income or loss of these companies. Management's judgment regarding the level of influence over each equity method investee includes considering key factors, such as ownership interest, representation on the board of directors and participation in policy-making decisions. All significant intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation
The condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the SEC for interim financial information. Certain disclosures normally included in financial statements have been condensed or omitted from these condensed consolidated financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. Accordingly, these condensed consolidated financial statements do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the financial position, operating results and cash flows for the periods presented have been included. For financial and income tax reporting purposes, the Company has adopted a calendar year-end fiscal year. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025, and related notes thereto included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-292514).
Non-Controlling Interests
The Company follows Accounting Standards Codification ("ASC") 810, Consolidation, which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated entities and the loss of control of those entities. NCI positions are reported as a separate component of consolidated shareholders’ equity from the equity attributable to QumulusAI’s shareholders for all periods presented. The net income (loss) attributable to the NCIs is separately presented in the accompanying condensed consolidated statements of operations resulting from the Company’s consolidation of QAI Moon, SPRE Brooklyn and SPRE NKC as VIEs for which the Company is the primary beneficiary.
Reclassifications
Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation. Certain expenses that were previously classified as general and administrative were reclassified to sales and marketing on the condensed consolidated statements of operations. In addition, certain balances related to deposits on power equipment classified as non-current assets were reclassified to current assets on the condensed consolidated balance sheets. These reclassifications had no effect on total assets, net income (loss), or shareholders’ equity.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Management's estimates and assumptions include, but are not limited to, estimating the fair value of consideration of acquisitions, the accounting for business combinations and allocating purchase price, valuation and estimating the useful life of identifiable intangible assets, valuation of goodwill, estimates used for forecast in business combinations, allowance for credit losses, financial instruments recorded at a fair value on a recurring basis, revenue recognition, collectability of accounts receivable, valuation of convertible note payable, fair value of assets and liabilities assumed in acquisitions, valuation of stock-based awards, salvage values and estimated useful lives of property and equipment, valuation of deferred taxes and uncertain tax positions, valuation of common stock and warrant liabilities, and other assumptions used to measure stock-based compensation, determination of incremental borrowing rate, and estimates for transfers of investments and valuation of assets. Management's estimates and assumptions are derived from and are continually evaluated based upon available information, judgment, and experience.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.
The Company maintains cash balances in various financial institutions. At times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limit. As of September 30, 2026 and December 31, 2025, interest-bearing accounts and non-interest bearing accounts were insured by the Federal Deposit Insurance Corporation up to $250,000 per financial institution. In lieu of insurance, the financial institution may collateralize the commercial paper with U.S. government securities, in which case they become repurchase agreements. The Company has not experienced any losses in such accounts and monitors the credit worthiness of the financial institutions with which they conduct business. Management believes that the Company is not exposed to significant credit risk with respect to its cash balances.
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
The following table presents customers that individually accounted for 10% or more of total revenue or accounts receivable, net for the periods presented:

	Revenue				Accounts Receivable, net
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Customers	2026	2025	2026	2025	September 30, 2026	December 31, 2025
Customer A	14%	45%	22%	32%	—%	—%
Customer B	37%	—%	31%	—%	—%	—%
Customer C	14%	—%	—%	—%	—%	—%
Customer D	10%	—%	—%	—%	—%	—%
Customer E	—%	33%	—%	40%	—%	—%
Customer F	—%	—%	—%	12%	—%	—%
Customer G	—%	—%	—%	—%	82%	—%
Customer H	—%	—%	—%	—%	—%	45%
Customer I	—%	—%	—%	—%	—%	45%
Cash and Restricted Cash
For purposes of the condensed consolidated balance sheets and condensed consolidated statements of cash flows, the Company considers cash in operating bank accounts and cash on hand as cash.

Cash that is restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash in current assets on the condensed consolidated balance sheets. At September 30, 2026, the Company had a restricted cash balance of $9,225,679.
The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2026	December 31, 2025
Cash	$21,909,713	$11,712,493
Restricted cash	9,225,679	—
Total cash and restricted cash shown in the condensed consolidated statements of cash flows	$31,135,392	$11,712,493
Digital Assets
Crypto Assets
The Company accounts for crypto assets in accordance with ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires entities to measure certain crypto assets at fair value with changes recognized in the condensed consolidated statements of operations for each reporting period. The Company’s crypto assets consist of Bitcoin, which has not been determined to be a stablecoin or derivative and is within the scope of ASU 2023-08. The Company has deemed the price of crypto assets to be a Level 1 input under the ASC 820, Fair Value Measurement, hierarchy because it is based on observable quoted prices in the Company’s principal market for identical assets. The Company’s crypto assets are received in exchange for services transferred to a customer and are converted to cash daily. Cash proceeds from the sale of digital assets are classified within operating activities in the Company’s consolidated statements of cash flows.
The Company acquires crypto assets through its network operations and holds these crypto assets. Each crypto asset acquisition is considered its own “lot” with its own cost basis based on the crypto asset-to-U.S. dollar ("USD") conversion price from the Company’s principal market at time of acquisition. Any realized gain/loss on the disposition of crypto assets is calculated on a weighted-average basis.
Principal Market and Fair Value Determination
To determine which market is the Company’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of determining fair value of individual digital assets, the Company follows ASC 820, which outlines the application of fair value accounting. ASC 820 determines fair value to be the price that would be received for digital assets in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820 requires the Company to assume that the digital asset is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.
The Company transacts in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB Master Glossary (collectively, "Digital Asset Markets"). In determining which of the eligible Digital Asset Markets is the Company’s principal market, the Company reviews these criteria in the following order:
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
The Company’s holdings of Bitcoin are recorded at fair value, as determined using the period-end closing price at 16:00:00 coordinated universal time ("UTC") for Bitcoin on the Company’s principal markets, New York Digital Investment Group and Coinbase (the “Principal Markets”), and changes in fair value are recognized as a change in fair value of digital assets on the condensed consolidated statements of operations.
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value should be based on assumptions market participants would use when pricing an asset or liability. U.S. GAAP provides a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
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
The Company's warrant liability, convertible notes payable, and additional convertible notes option liability are measured at fair value on a recurring basis. See Note 5 - Fair Value of Financial Instruments, for further information regarding the valuation techniques and classification of these instruments within the fair value hierarchy.
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

Financial Instruments — Credit Losses
Under the current expected credit loss ("CECL") impairment model, the Company estimates its allowance for credit losses on its accounts receivables. The allowance is determined using the peer-based loss rate method, which applies a loss rate derived from the credit loss experience of comparable peer companies to the gross accounts receivable balance as of the balance sheet date. Accounts receivable are written off against the allowance when they are deemed uncollectible, and recoveries are credited to the allowance when collected.
The Company develops and documents its allowance for credit losses on its loans receivable based on debtor type, while also taking into account factors that may influence credit risk, such as macroeconomic conditions and liquidity risks. The allowance for loans receivable is determined using the Probability of Default and Loss Given Default methods.
The Company considers current conditions and reasonable and supportable forecasts when evaluating whether the peer-based loss rate requires adjustment.

Accounts Receivable, Net
Accounts receivable are stated at the amount management expects to collect from balances outstanding as of each reporting date. Accounts receivable are generally due 15 days after the invoice is issued and considered delinquent if not paid by that date. Amounts determined to be uncollectible are written off against the allowance for credit losses in the period in which that determination is made. See Financial Instruments — Credit Losses above for further discussion of the Company's allowance for credit losses methodology under ASC 326, Financial Instruments – Credit Losses. Under ASC 326, the Company determines its allowance by applying a peer-based loss rate method to the Company’s trade receivables.

The following table represents the impact of the CECL allowance on accounts receivable:

	Nine Months Ended September 30,
	2026	2025
Balance, beginning of period	$2,263	$3,617
Provision for credit losses	318,784	—
Recoveries collected	—	(3,064)
Balance, end of period	$321,047	$553
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
The useful life of the Company’s high performance compute equipment, consisting of servers and networking equipment, range from 3 to 7 years. The useful life of the Company's mining related equipment, consisting of pods and transformers, is 5 years. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed.
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
Deposits on Equipment
The Company makes deposits, representing prepayments to suppliers and manufacturers, to secure pricing and delivery of compute power and related power infrastructure equipment. These deposits are recorded at cost and are classified as current or noncurrent assets on the Company's condensed consolidated balance sheets based on the timing of expected receipt from vendor. Upon receipt of the related equipment, the deposit is applied against the purchase price and the equipment is capitalized as property and equipment.
The Company periodically evaluates its deposits for recoverability, considering factors such as the financial condition of the supplier, the supplier's performance history, and any indicators that the supplier may be unable or unwilling to fulfill its contractual obligations. If the Company determines that a deposit is not recoverable, an impairment loss is recorded in the period such determination is made. See Concentration of Credit Risk above for further discussion of the counterparty risk associated with these deposits, and Note 11 - Deposits on Power Equipment, for the Company's outstanding deposit balances.
Equity Method Investments
Prior to February 13, 2026, the Company held certain investments accounted for under the equity method. Under the equity method, investments are carried at cost and increased or decreased by the Company’s pro rata share of the investee earnings or losses. The carrying cost of this investment is also increased or decreased to reflect additional contributions or distributions of capital. Any difference in book equity and the Company’s pro rata share of the net assets of the investment will be reported as gain or loss at the time of the sale, deconsolidation, or other disposition of the investment. It is the Company’s policy to record losses in excess of the investment if the Company is committed to provide financial support to the investee.
At acquisition, any excess of the acquisition cost over the total fair value of the net assets acquired constitutes equity method goodwill. Equity method goodwill is included in the balance of equity method investments and is not reported separately as goodwill on the Company’s condensed consolidated balance sheet. Equity method goodwill is not reviewed for impairment; however, the equity method investment is reviewed for impairment. There were no impairment losses recognized during the nine months ended September 30, 2026 prior to the disposition of the Company's equity method investment on February 13, 2026, or during the three and nine months ended September 30, 2025.
Investments in Equity Securities
Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for in accordance with ASC 321, Investments - Equity Securities. Investments without readily determinable fair values are accounted for using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company qualitatively assesses its equity investments for impairment indicators as of each reporting date. If this assessment indicates it is more likely than not that an investment is impaired, the Company estimates the investment's fair value and records an impairment loss in the accompanying condensed consolidated statements of operations for any excess of carrying value over the estimated fair value.
On May 1, 2026, the Company invested $1,000,000 in a Simple Agreement for Future Equity (“SAFE”) that converts into equity securities upon specified events, including an equity financing, at a 20% discount to the price paid by new investors. On July 16, 2026, the Company received a second SAFE from a customer, with a deemed value of $82,500 as payment for compute power services. The second SAFE converts into preferred stock upon the customer’s next qualified equity financing at the lower of the price paid by new investors and a price based on a $50 million pre-money valuation cap. The SAFEs do not accrue interest, have no maturity date, and terminate upon conversion or settlement. The carrying amount of the SAFEs as of September 30, 2026 was $1,082,500. The Company did not recognize impairment during the three and nine months ended September 30, 2026.
Business Combinations
The Company accounts for business acquisitions using the acquisition method of accounting, in accordance with ASC 805, Business Combinations, under which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed. Acquisition-related costs are expensed as incurred.
The Company’s management exercises significant judgments in determining the fair value of assets acquired and liabilities assumed, as well as intangibles and their estimated useful lives. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows and appropriate discount rates used in computing present values. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as the Company’s current and future operating results. Actual results may vary from these estimates. The Company may record adjustments to provisional amounts recognized at the acquisition date, with a corresponding adjustment to goodwill, during the measurement period, which shall not exceed one year from the acquisition date. Adjustments to the fair value of assets and liabilities made after the end of the measurement period are recorded within the Company’s operating results.
Long-Lived Assets, Including Definite-Lived Intangible Assets
Definite-lived intangible assets, which primarily consist of customer relationships and trade names, are recorded at cost, less accumulated amortization and any impairment losses, and are amortized on a straight-line basis over their estimated useful lives.
The Company reviews for the impairment of long-lived assets annually and whenever events and or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. An impairment loss would be recognized when the value of the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying value. If this recoverability test indicates impairment, the Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. There were no impairment losses recognized for the three and nine months ended September 30, 2026 and 2025.
Goodwill
Goodwill, which represents the excess of purchase price over the fair value of net assets acquired in business combinations, is carried at cost. Goodwill is not amortized; rather, it is tested for impairment annually as of the last day of the Company's fiscal year, or more frequently if a triggering event indicates that impairment may exist. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test is performed by comparing the fair value of each reporting unit to which goodwill has been allocated to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. There was no impairment of goodwill for the three and nine months ended September 30, 2026 and 2025.
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
Revenue from Cryptocurrency Mining
The Company participates in a third-party operated mining pool. As of April 2025, the pool operator is Luxor Technology Corporation ("Luxor"). Prior to April 2025, the pool operator was Foundry (now Foundry Digital) ("Foundry"). As a result of the change in pool operator, the Company's contract period end changed from 16:00:00 UTC to 23:59:59 UTC. As a participant in the third-party operated mining pool, the Company provides computing power to the third-party operated mining pool. The Company’s enforceable right to compensation begins when, and lasts as long as, the Company provides computing power to the mining pool operator.
Step 1: The Company has identified the third-party mining pool operator as its customer. The Company enters into a contract with the customer to provide its computing power to the customer's mining pool. The contracts are terminable without penalty at any time by either party, and thus the contract term is shorter than a 24-hour period and the contracts are continuously renewed.
Applying the criteria per ASC 606-10-25-1, the contract arises at the point that the Company provides computing power to the customer's mining pool, which is considered contract inception, because customer consumption is in tandem with delivery of the computing power.
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
Step 3: The Company receives non-cash consideration in the form of bitcoin, the fair value of which the Company measures at 23:59:59 UTC and 16:00:00 UTC on the date of contract inception using the Company's principal market for bitcoin, Bitcoin Reference Rate, when the pool operator is Luxor and Foundry, respectively. The contract renews continuously throughout the day, and thus the value of the consideration should be assessed continuously throughout the day, and the Company has concluded to use the 23:59:59 UTC and 16:00:00 UTC bitcoin price each day when the pool operator is Luxor and Foundry, respectively. Revenue is recognized on the same day that control of the services transfers to the customer, which is the same day as contract inception. According to the customer contract, daily settlements are made to the Company by the customer based on the computing power provided over the contract periods occurring over a 24-hour period and the payout is made the following day. There are no other forms of variable considerations, such as discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items.
The Company earns non-cash consideration based on the Full-Pay-Per-Share (“FPPS”) payout method set forth by the customer in the form of bitcoin. The amount of bitcoin the Company is entitled to for providing hash calculations to the customer's mining pool under the FPPS payout method is made up of block rewards and transaction fees less mining pool fees determined as follows:
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
•The sum of the block reward and transaction fees earned by the Company is reduced by mining pool fees charged by the customer for operating the mining pool based on a rate schedule per the mining pool contract. The Company was not charged mining pool fees during the nine months ended September 30, 2026 as Luxor does not charge any fees as a pool operator. The fee charged by Foundry during the three and nine months ended September 30, 2025 was 0.05% and 2.50%, respectively. The mining pool fee is only incurred to the extent the Company provides computing power and generates revenue in accordance with the customer’s payout formula during the continuously renewed contract periods beginning 0:00:00 UTC and 16:00:01 UTC and ending 23:59:59 UTC and 16:00:00 UTC daily, when the pool operator is Luxor and Foundry, respectively.
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
Step 3: The Company receives non-cash consideration in the form of USD Coin (“USDC”). The Company uses a spot rate on the date of payment from the customer to convert USDC to USD.
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
Step 5: The Company recognizes variable hosting revenue each month as the uncertainty related to the consideration is resolved, hosting services are provided to its customer, and its customer utilizes the hosting service (the customer simultaneously receives and consumes the benefits of the Company's performance). The Company's performance obligation related to these services is satisfied over time.
Revenue from Compute Power
The Company generates revenue from providing compute power both to marketplace customers, such as RunPod, Inc. ("RunPod"), and directly to customers. For marketplace customers, the compute power is maintained by the Company and made available to RunPod’s customers for large-scale cloud processing. For direct customers, the compute power is provided directly to the customer for their use.
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
Cost of Revenue (exclusive of depreciation and amortization)
Cost of revenues, exclusive of depreciation and amortization, reflect direct costs associated with the delivery of the Company’s services to its customers. These costs include electricity and infrastructure expenses associated with operating the Company’s mining facilities. Cost of revenues, exclusive of depreciation and amortization, also includes colocation and hosting costs related to GPU-based high-performance computing data centers including payments to contractors who help prepare the Company's data center locations, and subscriptions to technology products that the Company uses to manage and monitor GPU servers.
Income Taxes
The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and income tax basis of assets and liabilities, and for operating losses and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those items are expected to be realized. Tax law and rate changes are recorded in the period such changes are enacted. The Company establishes a valuation allowance when it is more likely than not that certain deferred tax assets will not be realized. See Note 18 - Income Taxes for discussion of the Company's methodology for estimating its interim tax provision and effective tax rate.
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
The “One Big Beautiful Bill Act” (“OBBBA”) was signed into law in the United States on July 4, 2025. Key tax provisions under OBBBA include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to the interest limitations in Section 163(j) of the U.S. Internal Revenue Code (the “Code”), updates to the international tax rules governing Net CFC Tested Income ("NCTI", formerly Global Intangible Low-Taxed Income) and Foreign-Derived Deduction Eligible Income ("FDDEI", formerly Foreign-Derived Intangible Income), and expanded aggregation requirements under Section 162(m) of the Code. The application of the OBBBA to the Company did not have a material impact on its condensed consolidated financial statements.
Leases
The Company accounts for leases in accordance with ASC 842, Leases. The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating and finance leases are presented as right-of-use (“ROU”) assets and the corresponding lease liabilities are included in operating or finance lease liabilities, current and operating or finance lease liabilities on the Company’s condensed consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset, and lease liabilities represent the Company's obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term.

ROU assets and lease liabilities are recognized at commencement date and determined using the present value of the future minimum lease payments over the lease term. For leases in which the rate is not implicit in the lease, the Company uses a discount rate based on a benchmark approach to derive an appropriate incremental borrowing rate to discount remaining lease payments. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived imputed rates for a lease term length of 10 years. Some leases include multiple year renewal options. The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. Currently, the Company has certain leases for which the option to renew is reasonably certain, and therefore, options to renew were factored into the calculation of its right-of-use asset and lease liability as of September 30, 2026 and December 31, 2025. In addition, the Company does not recognize short-term leases that have a term of twelve months or less as ROU assets or lease liabilities for all asset classes. The Company recognizes operating lease expense on a straight-line basis over the lease term. For finance leases, the Company recognizes amortization expense on the ROU asset on a straight-line basis over the lease term, and interest expense on the lease liability using the effective interest method.
The Company has lease agreements which contain both lease and non-lease components, which it has elected to account for as a single lease component for all asset classes when the payments are fixed. As such, variable lease payments, including those not dependent on an index or rate, such as real estate taxes, common area maintenance, and other costs that are subject to fluctuation from period to period are not included in lease measurement. ROU assets are reviewed for impairment consistent with the Company's policy for long-lived assets. See Long-Lived Assets, Including Definite-Lived Intangible Assets above.
Segment Reporting
The Company accounts for segment reporting in accordance with ASC 280, Segment Reporting, as amended by ASU 2023-07, Improvements to Reportable Segment Disclosures. The Company determines its operating segments based on the components of the business for which discrete financial information is regularly reviewed by the chief operating decision maker ("CODM") in assessing performance and deciding how to allocate resources. The Company's CODM is its Chief Executive Officer.
The Company has determined it operates as two operating and reportable segments: Bitcoin, which encompasses the Company's cryptocurrency mining and mining hosting operations, and HPC, which encompasses the Company's compute power operations. The CODM uses segment operating income (loss), segment gross profit, and segment net income (loss) before income tax to assess segment performance and allocate resources. See Note 23 - Segment Reporting, for further discussion of the Company's segments, including a reconciliation of segment results to the Company's condensed consolidated net loss before income taxes.
Net Income (Loss) per Share
Basic net income (loss) per share attributable to common shareholders is computed by dividing net income (loss) attributable to common shareholders of QumulusAI by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to common shareholders reflects the potential dilution that would occur if dilutive common stock equivalents were exercised or converted into common stock, unless their effect would be antidilutive. Convertible notes, employee stock options, unvested restricted stock units ("RSUs"), and warrants are treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding are calculated using the if-converted method for convertible notes and the treasury stock method for other potentially dilutive securities. Under the if-converted method, the dilutive impact of securities is calculated as if conversion occurred at the beginning of the reporting period. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized and the amount of benefits that would be recorded in common shares when the award becomes deductible for tax purposes are assumed to be used to repurchase shares. For periods in which the Company reports a net loss, all potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be antidilutive; accordingly, basic and diluted net loss per share are the same for such periods.
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
Convertible Notes
The Company elected to account for its convertible notes payable at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value are recorded as a component of non-operating (loss) income in the condensed consolidated statements of operations. As a result of electing the fair value option, direct costs and fees related to the convertible notes are expensed as incurred.
The Company’s option to issue additional convertible notes is a freestanding financial instrument that is recorded as a liability at fair value, with changes in fair value recorded as a component of non-operating (loss) income. When a note is issued, the amount by which the initial fair value of the note and the related option exceeds the net cash proceeds is recognized as a loss on issuance of convertible note.
Distinguishing Liabilities from Equity
The Company relies on the guidance provided by ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, to classify certain redeemable and/or convertible instruments. The Company first determines whether a financial instrument should be classified as a liability. The Company will determine the liability classification if the financial instrument is mandatorily redeemable, if the financial instrument embodies an obligation to repurchase the Company's own equity shares by transferring assets, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.
For freestanding equity-linked instruments such as warrants, the Company also evaluates whether the instrument is indexed to the Company's own stock and otherwise meets the criteria for equity classification under ASC 815-40. An instrument is not considered indexed to the Company's own stock if its exercise or settlement is contingent on variables unrelated to the fair value of the Company's equity shares, which precludes application of the fixed-for-fixed option pricing model. An instrument that fails this test is classified as a liability, initially and subsequently measured at fair value, with changes in fair value recognized in earnings each reporting period.
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
Stock-Based Compensation
The Company measures the cost of employee and non-employee services in exchange for awards of equity instruments based on the grant-date fair value of the award. The fair value is determined using an option pricing model. The fair value of restricted stock units ("RSUs") is determined based on the closing price of the Company's common stock on the date prior to grant. The cost of awards of equity instruments is recognized on a straight-line basis over the vesting period, which is the requisite service period, and is recorded as stock-based compensation expense together with a corresponding increase in paid-in capital. The Company has elected to account for forfeitures of awards as they occur.
Variable Interest Entities ("VIEs")
The Company evaluates its interests in VIEs and will consolidate any VIE in which the Company has a controlling financial interest and is deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact its economic performance; and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If both of the characteristics are met, the Company is considered to be the primary beneficiary and therefore will consolidate that VIE into its condensed consolidated financial statements. See Note 9 - Equity Method Investments and Note 10 - Joint Ventures for additional disclosures.

Recently Issued Accounting Pronouncements - Adopted
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Topic 470). This guidance clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The Company adopted this standard effective January 1, 2026. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.
In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). This guidance clarifies the requirements for share-based consideration payable to a customer. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company early adopted this standard effective April 1, 2026. The adoption of this standard is reflected in the Company's condensed consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets. The Company adopted this standard effective January 1, 2026. See Financial Instruments — Credit Losses above for further discussion of the Company's application of this standard.
Recently Issued Accounting Pronouncements - Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This guidance requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact of ASU 2024-03 on its condensed consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40). This guidance updates the capitalization guidance for internal-use software development costs by removing all references to software project development stages and provides further guidance on when an entity is required to start capitalizing eligible costs. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of ASU 2025-06 on its condensed consolidated financial statements and related disclosures.
Other recent accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.
Note 3. Business Combination
On April 1, 2025 (the “Effective Date”), the Company entered into Contribution and Exchange Agreements, as amended (together, the “Acquisition Agreement”), with shareholders of TCM, pursuant to which each TCM shareholder contributed all outstanding equity securities in TCM to the Company in exchange for equity securities of the Company. As a result, TCM became a wholly owned subsidiary of the Company, with 75% of the Company’s capital stock held by Company shareholders and 25% of the Company’s capital stock held by former TCM shareholders (the “Acquisition”). The Acquisition formally closed on the Effective Date. TCM’s operations diversified the Company’s revenue base through the addition of GPU-based infrastructure, which has generated more stable, recurring revenue streams aligned with demand for high-performance computing ("HPC") resources across AI, machine learning, and data analytics sectors.
Prior to the Acquisition, the Company held a noncontrolling equity interest in TCM, acquired in October 2023. In connection with the Acquisition, the Company remeasured its previously-held equity interest to its acquisition-date fair value of $17,216,604, resulting in a gain of $14,549,536, which is presented as Gain on remeasurement of investment in TCM in the condensed consolidated statement of operations for the nine months ended September 30, 2025.

	Common	Series D
Total Number of TCM Shares Exchanged	8,505,783	1,577,085
Conversion Ratio	0.9081	0.9081
Fair Value per Share (Controlling Interest)	$2.21	$2.23
Fair Value	$17,054,874	$3,195,139
Total Fair Value Shares Exchanged	$20,250,013

Total Number of TCM Shares Held By the Company	8,966,981
Company Fair Value per Share (Non-Controlling)	$1.92
Fair Value Company's Investment in TCM	$17,216,604

Fair Value Replacement Options	$1,883,955

Total Purchase Price	$39,350,572
The following table summarizes the fair value of the consideration and the fair value of assets acquired and liabilities assumed associated with the Acquisition:

Description	Fair Value
Total purchase price	$39,350,572
Estimated fair value of assets acquired:
Cash	$2,441,275
Prepaid expenses	96,029
Property and equipment	7,136,180
Customer relationships	411,700
Trade name	148,080
In-process research & development ("IPR&D")	6,777,020
Finance right-of-use assets, net	5,820,225
Total assets acquired	$22,830,509
Estimated fair value of liabilities assumed:
Accounts payable	172,255
Current portion of convertible note payable	1,716,657
Current portion of notes payable - related party	104,713
Accrued expenses and other current liabilities	555,888
Finance lease liabilities	6,078,929
Long-term notes payable, net of current portion	6,268,321
Total liabilities assumed	14,896,763

Goodwill	$31,416,827

Intangible Assets	Estimated Fair Value	Estimated Useful Life
Customer relationships	$411,700	4
Trade name	148,080	2
IPR&D	6,777,020	N/A
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

Nine months ended September 30, 2025
Revenues	$9,398,555
Net loss	(208,209)
Net loss attributable to common stockholders	(89,595,156)
Basic net income (loss) per share – on a pro forma basis (unaudited)	$(5.16)
Diluted net income (loss) per share – on a pro forma basis (unaudited)	$(5.16)

Note 4. Revenue
Revenue Disaggregation
The following table provides the Company’s revenue disaggregated by revenue stream:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Revenue from cryptocurrency mining	$262,995	$211,765	$1,042,055	$507,604
Revenue from mining hosting services	365,854	1,445,669	2,008,059	4,794,821
Revenue from compute power	14,126,265	1,443,351	21,837,723	2,755,051
	$14,755,114	$3,100,785	$24,887,837	$8,057,476
Deferred Revenue
Deferred revenue consists primarily of upfront cash deposits and prepayments received from compute power and mining hosting customers in advance of the Company satisfying the related performance obligations, and is recognized as revenue as the Company delivers the underlying services over the applicable contract term. See Note 2 - Summary of Significant Accounting Policies for further discussion of the Company's revenue recognition policies for each revenue stream, including the timing of recognition and the treatment of customer deposits and prepayments.
Revenue recognized from amounts included in deferred revenue as of the beginning of the period was $2,436,527 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $0 for the nine months ended September 30, 2026 and 2025.
Deferred Contract Costs
The Company capitalizes incremental costs of obtaining a contract with a customer, which consist of sales commissions, when it expects to recover them. Capitalized costs are amortized on a straight-line basis over the duration of the contract. The portion of deferred compensation expected to be recognized within one year of the balance sheet date is included in prepaid expenses and other current assets, and the remaining portion is recorded as other assets on the condensed consolidated balance sheets.

During the three and nine months ended September 30, 2026, the Company capitalized $3,443,520 and $3,744,242 of deferred contract costs and recognized amortization of $615,284 and $772,582, respectively. No deferred contract costs were capitalized or amortized during the three and nine months ended September 30, 2025. The Company's current and non-current deferred contract cost balances were $1,503,774 and $1,467,885, respectively, as of September 30, 2026. The Company had no deferred contract costs as of December 31, 2025.
Deferred contract costs are periodically analyzed for impairment. There were no impairment losses on deferred contract costs during the three and nine months ended September 30, 2026.
Remaining Performance Obligations
In accordance with ASC 606-10-50-13, the Company is required to include disclosure on its remaining performance obligations as of the end of the current reporting period. The majority of the Company's direct to customer compute power contracts have an expected duration of greater than one year. As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations for the Company's direct to customer compute power contracts was $515,026,820, which represents the amount of backlog related to these contracts. $29,051,771 of the remaining performance obligations will be completed and recognized as revenue during 2026, with the remainder recognized between 2027 and 2030.
Note 5. Fair Value of Financial Instruments
The Company accounts for certain assets and liabilities at fair value and classifies these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). The Company's other current liabilities have fair values that approximate their carrying values.
The following tables present the fair value hierarchy for the Company’s liabilities measured at fair value on a recurring basis:

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$828,232	$—	$828,232
Convertible note payable	—	—	32,040,000	32,040,000
Additional convertible notes option liability	—	—	22,183,450	22,183,450
Total	$—	$828,232	$54,223,450	$55,051,682

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$1,382,955	$1,382,955
Total	$—	$—	$1,382,955	$1,382,955
Warrant liability. The warrant liability consists of warrants with a nominal exercise price (“penny warrants”; see Note 20 - Warrants). It is valued at intrinsic value, which is the quoted market price of the Company’s common stock less the exercise price. Because the warrants themselves are not quoted, the liability is classified within Level 2.
Convertible notes payable. The convertible notes are valued using a scenario-based analysis that estimates the probability-weighted present value of the settlement outcomes available to the noteholder. The significant unobservable inputs are the discount rates, the timing of payments, and the probability of each settlement scenario.
Additional convertible notes option liability. The option to issue additional notes under each facility is valued based on the fair value of the additional notes as if issued on the measurement date, multiplied by the estimated probability that the additional notes will be issued.

Level 3 Reconciliation
The following table presents a reconciliation of the beginning and ending balances of the Company's Level 3 liabilities for the nine months ended September 30, 2026:

	Warrant Liability	Convertible Note Payable	Additional Convertible Notes Option Liability
Balance as of January 1, 2026	$1,382,955	$—	$—
Issuances	—	57,861,000	42,571,850
Change in fair value included in earnings	1,585,838	(16,030,058)	(20,388,400)
Conversions into common stock	—	(9,790,942)	—
Transfer out of Level 3	(2,968,793)	—	—
Balance as of September 30, 2026	$—	$32,040,000	$22,183,450
The warrant liability was transferred out of Level 3 to Level 2 on July 16, 2026, when the Company’s common stock began trading publicly and its quoted price became observable. There were no other transfers between levels of the fair value hierarchy during the periods presented.
Note 6. Property and Equipment, Net
The major classifications of property and equipment, including their estimated useful lives, are summarized as follows at the balance sheet dates:

	Estimated Useful Life (Years)	September 30, 2026	December 31, 2025
Buildings and improvements	10 - 40	$961,539	$961,539
Miners	3	9,543,336	9,597,138
Mining related equipment	5	2,074,733	2,074,733
Server equipment	3 - 7	139,118,641	12,146,199
Other equipment and furniture	5 - 7	9,712,796	287,112
		161,411,045	25,066,721
Less: Accumulated depreciation		(24,102,761)	(13,890,636)
		137,308,284	11,176,085
Construction in progress		1,320,887	1,326,801
Total property and equipment, net		$138,629,171	$12,502,886

Depreciation expense relating to property and equipment was $5,573,875 and $972,722 for the three months ended September 30, 2026 and 2025, respectively, and $10,453,147 and $2,466,429 for the nine months ended September 30, 2026 and 2025, respectively.
During the nine months ended September 30, 2026, the Company recorded a gain on disposal of property and equipment of $36,298 relating to the sale of equipment. No gain or loss was recorded on sales of property and equipment during the three months ended September 30, 2026.
There were no impairment losses recognized on property and equipment during the three and nine months ended September 30, 2026 and 2025.

Note 7. Digital Assets, Net
The following table presents changes in the Company's digital assets for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Balance as of January 1	$—	$511,376
Additions of digital assets	102,746	2,876,300
Sales of digital assets	(102,746)	(3,439,409)
Change in fair value of digital assets	—	81,919
Ending balance	$—	$30,186
Note 8. Intangible Assets, Net
As of September 30, 2026 and December 31, 2025, intangible assets, net were comprised of the following:

	Estimated Useful Life (Years)	September 30, 2026	December 31, 2025
Customer relationships	4	$411,700	$411,700
Trade name	2	148,080	148,080
IPR&D	N/A	6,777,020	6,777,020
Capitalized software	N/A	153,549	64,437
Total intangible assets		7,490,349	7,401,237
Less: accumulated amortization		(265,447)	(132,724)
Total intangible assets, net		$7,224,902	$7,268,513
IPR&D and capitalized software are not amortized until the related research and development is completed or the software is placed in service.
Amortization expense was $44,241 for the three months ended September 30, 2026 and 2025, and $132,723 and $88,482 for the nine months ended September 30, 2026 and 2025, respectively.
The estimated future amortization expense is as follows:

Future Amortization Expense
2026 (Remaining)	$44,241
2027	121,435
2028	102,925
2029	25,732
Total	$294,333
The weighted average remaining amortization period for the Company’s intangible assets as of September 30, 2026 was 2.25 years.
There were no impairment losses recognized related to intangible assets during the three and nine months ended September 30, 2026 and 2025.
Note 9. Equity Method Investments
T20 Mining Group, LLC
In March 2023, the Company entered into a Limited Liability Company Interest Purchase Agreement with Turn Key Mountain, LLC and 913 Hero, LLC ("T20 Purchase Agreement") to acquire a 50.01% ownership interest in T20 Mining Group, LLC (“T20”). Under the terms of the T20 Purchase Agreement, the Company leased certain equipment to

T20 and promised to contribute $450,090 to T20 for the development of its digital asset mining operations. The Company determined that T20 was a VIE as the Company had a variable interest in T20 and T20 relied on funding from the Company, Turn Key Mountain, LLC, and 913 Hero, LLC to sustain its operations. The Company determined that it was not the primary beneficiary of T20 as power to direct or control its significant activities related to the bitcoin mining hosting was shared with Turn Key Mountain, LLC and 913 Hero, LLC. Accordingly, the Company did not consolidate T20’s results of operations and financial position. As the entity was not consolidated, it was accounted for as an equity method investment. The initial investment in T20 amounted to $1,677,197. The Company was initially entitled to 50.01% of the profits and losses of T20.
In April 2024, the Company entered into a subsequent Limited Liability Company Interest Purchase Agreement with Bishops Bowl Capital, LLC ("Bishops Bowl Purchase Agreement"), whereby the Company sold 10.01% of its ownership interest in T20 to Bishops Bowl for consideration of $1,000,000. As the Company retained significant influence in T20 following its execution of the Bishops Bowl Purchase Agreement, the Company reduced the carrying amount of its equity method investment for the proportion sold in the amount of $164,954 and also recognized a gain of $835,046 related to the difference between the proceeds received and the carrying amount of the equity method investment sold. During the second half of the year ended December 31, 2024, the Company and Bishops Bowl contributed equipment to T20 for the expansion of its digital asset mining operations. The Company increased the carrying amount of its equity method investment for the fair value of the assets contributed in the amount of $926,240 and also recognized a loss of $2,094,030 on the contribution of the assets. In February 2025, the Company contributed additional assets in the amount of $115,210. The additional contributions were made such that each partner’s ownership percentages remained the same, with the Company and Bishops Bowl continuing to own 40% and 60%, respectively, of T20. The Company continued to account for its retained ownership interest of 40% under the equity method until the sale of its interest in T20 in February 2026, as discussed below.
On January 12, 2026, the Company entered into a Limited Liability Company Interest Purchase Agreement to sell its 40% interest in the T20 joint venture to a third party. The transaction closed on February 13, 2026 and the Company received approximately $16,500,000 for the sale. The Company recognized a gain of $12,732,446 on the sale, which is included in gain on sale of equity method investments in the condensed consolidated statements of operations for the nine months ended September 30, 2026.
During the nine months ended September 30, 2026 and 2025, the Company received distributions of $259,163 and $2,422,000 from T20, respectively. During the three months ended September 30, 2026 and 2025, the Company's share of net income in T20 amounted to zero and $179,617, respectively, and $21,994 and $1,606,080 for the nine months ended September 30, 2026 and 2025, respectively, which is included within income from equity method investments in the Company's condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, the Company’s investment in T20 amounted to zero and $4,227,130, respectively, and is included in the balance of equity method investments in the accompanying condensed consolidated balance sheets.
Summarized financial information for T20 as of December 31, 2025 is as follows:

December 31, 2025
Total assets	$10,754,967
Total liabilities	$2,186,787
From January 1, 2026 to the sale of T20 on February 13, 2026, T20 had net income of $54,985. For the three and nine months ended September 30, 2025, T20 had a net loss of $563,407 and net income of $3,002,750, respectively.
The Cloud Minders LLC
On November 1, 2023, the Company acquired an interest in TCM, a partnership that is involved in GPU cloud hosting services. The Company was initially entitled to 43% of the profit and losses from the investee. The acquisition cost totaled $4,300,000 and consisted of the issuance of the Company's common stock via a convertible note payable with TCM for $3,300,000 (see Note 17 - Convertible Note Payable) and a payable to TCM totaling $1,000,000 to be repaid over 12 months at no interest. Payments commenced on January 1, 2024, and continued on the first of each subsequent month, in exchange for an additional 19,608 (approximately 6%) membership interest to the Company over the twelve months. TCM specializes in HPC and AI infrastructure within the cloud computing industry and offers graphics processing unit server hosting, equipped with the latest hardware for deep learning, data science, graphics rendering, and scientific research applications. Its services include configuration, reliability assurance, testing and validation, security measures, installation, and hardware rental for monetization. Prior to the Acquisition, the Company did not consolidate TCM's results of operations and financial position, as it held significant influence but not control, and accordingly accounted for its investment under the equity method.
During the three and nine months ended September 30, 2025, the Company’s share of net loss in TCM amounted to $0 and $562,143, which is included within income from equity method investments in the Company’s condensed consolidated statements of operations.
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
For its ownership interests in QAI Moon, the Company contributed $213,000, funded through a share exchange rather than a direct cash payment. Under this arrangement, the Company issued 19,723 common shares valued at $10.80 per share for a total value of $213,000. The Company received distributions from QAI Moon of $111,180 and $264,180 during the three and nine months ended September 30, 2026, respectively.
For SPRE Brooklyn, QAI Moon contributed $900 and holds 900 Common Units, which comprises 100% of the entity’s ownership interests. The Company received distributions from SPRE Brooklyn of $10,000 during the three and nine months ended September 30, 2026.
For SPRE NKC, the Operating Agreement is between QAI Moon, LLC, DAF Compute LLC, and TCM. QAI Moon contributed $300 and holds 300 Common Units which represents 100% of the voting rights while DAF Compute LLC contributed $3,000,000 and holds 350 Preferred Units and TCM contributed $3,000,000 and holds 350 Preferred Units, for a total of 700 Preferred Units. Preferred Units provide economic rights only and do not carry any voting rights. The Company received distributions from SPRE NKC of $364,000 during the three and nine months ended September 30, 2026.
The QAI Moon JVs were formed to provide HPC infrastructure and services. Based on the governance structure and capital requirements, QAI Moon, SPRE Brooklyn and SPRE NKC are VIEs, as they rely on the Company's capital to sustain future operating expenses. The Company is the primary beneficiary of the QAI Moon JVs, as it has the power to direct their most significant activities and has the obligation to absorb losses or the right to receive benefits that could be significant through its equity interests held. Accordingly, the Company consolidates the assets, liabilities, and results of operations of the QAI Moon JVs.
As of September 30, 2026, the Company’s condensed consolidated balance sheets included $25,405,658 of assets and $20,143,036 of liabilities of the QAI Moon JVs, which are consolidated. Upon consolidating the QAI Moon JVs, no gain or loss was recognized. The Company's total risk of loss is the total $3,214,200 contributed into the QAI Moon JVs, as noted above.
Note 11. Deposits on Power Equipment
The Company makes deposits that represent prepayments made to premier suppliers and manufacturers to purchase compute power and related equipment at a preset price. The prepayments are applied to the purchase price when the vendor ships the equipment. As of September 30, 2026, the Company had outstanding deposits for power equipment totaling $6,423,857, of which $2,137,972 was classified as current and $4,285,885 as non-current on the condensed consolidated balance sheets, based on the expected timing of delivery of the related equipment. As of December 31, 2025, the Company had outstanding deposits for power equipment totaling $13,622,641, of which $7,238,383 was classified as current and $6,384,258 as non-current on the condensed consolidated balance sheets, based on the expected timing of delivery of the related equipment.
Note 12. Transactions with Related Parties
As of and for the three and nine months ended September 30, 2026 and 2025, the Company had the following related party transactions:
•As of September 30, 2026 and December 31, 2025, the Company had an outstanding loan payable due to a related affiliate of one of the shareholders in the principal amounts of zero and $1,849,888, respectively. See Note 16 - Notes Payable, for additional information regarding the terms of this related party loan.
•As of September 30, 2026 and December 31, 2025, the Company had an outstanding loan payable due to one of the shareholders in the principal amount of $2,000,000. See Note 16 - Notes Payable, for additional information regarding the terms of this related party loan.
•The Company had a line of credit with an affiliate of one of the shareholders, which was repaid and terminated in March 2025. See Note 13 - Line of Credit.
•During the nine months ended September 30, 2026, the Company recognized bitcoin mining operating expenses of $17,660 from T20, representing activity prior to the sale of the Company's interest in T20 in February 2026, upon which T20 ceased to be a related party. During the three and nine months ended September 30, 2025, the Company recognized bitcoin mining operating expenses of $255,111 and $531,438 from T20, respectively. As of September 30, 2026 and December 31, 2025, amounts payable to T20 totaled $0 and $42,118, respectively, and are included in accounts payable on the Company’s condensed consolidated balance sheets.
•During the nine months ended September 30, 2026, the Company recognized equipment rental income of $26,256 from T20, representing activity prior to the sale of the Company's interest in T20 in February 2026, upon which T20 ceased to be a related party. During the three and nine months ended September 30, 2025, the Company recognized equipment rental income of $15,803 and $23,705 from T20, respectively. As of September 30, 2026 and December 31, 2025, amounts receivable from these entities totaled $0 and $26,786 and are included in accounts receivable on the Company’s condensed consolidated balance sheets.
•An executive officer of the Company guaranteed, jointly and severally with certain other third parties, TCM’s obligations under its January 2025 credit agreement with a bank. In consideration for the guaranty, TCM agreed to pay the director monthly payments anticipated to total approximately $50,000 over five years and to grant 80,625 non-qualified stock options. During the nine months ended September 30, 2026, the Company paid $7,588 under this arrangement.
•The Company is party to finance lease agreements with four entities in which a shareholder holds a capital interest. Additional details related to these lease agreements are provided in Note 25 - Leases.
Note 13. Line of Credit
In September 2023, the Company secured a line of credit with Trailhead Growth, LP, a related party, with a maximum principal amount of $300,000 at an interest rate of 12%. The line of credit was collateralized by a blanket lien on certain assets and was guaranteed by certain of the Company's shareholders. The line of credit had a maturity date of October 1, 2024, which was amended in April 2024 to increase the maximum principal amount to $700,000 and reduce the interest rate to 6%. The Company made its first and only advance under the line of credit in May 2024, in the amount of $648,262, which included $6,418 of origination fees. The Company repaid the line of credit in full on March 31, 2025, and the line of credit was terminated upon repayment. There was no outstanding balance under the line of credit as of September 30, 2026 or December 31, 2025. Interest expense for the three and nine months ended September 30, 2025 related to the line of credit was $0 and $9,955, respectively.
Note 14. USD.AI Protocol Loans
On September 19, 2025, the Company entered into a $500,000,000 USD.AI protocol. The facility allows the Company to borrow stablecoins against up to 70% of its approved GPU deployments. The Company is under no obligation to draw financing under the USD.AI protocol. On February 13, 2026, the Company made its first draw for approximately

$4,282,000, which bears interest at 12% and is scheduled to mature and be repaid in February 2029. On April 17, 2026, the Company completed its second draw for approximately $16,400,000, which bears interest at 12% and is scheduled to mature and be repaid in April 2029. On August 6, 2026, the Company completed its third draw for approximately $15,332,000, which bears interest at 15% and is scheduled to be repaid in September 2029. At September 30, 2026, the Company had an outstanding balance of $32,534,266. Interest expense for the three and nine months ended September 30, 2026 was $914,825 and $1,447,052, respectively.
Note 15. Accrued Expenses
Accrued expenses were comprised of the following:

	September 30, 2026	December 31, 2025
Accrued interest	$1,324,072	$653,783
Sales tax payable	658,206	668,543
Accrued hosting fees	46,981	462,822
Accrued payroll and benefits	416,243	250,432
Accrued bonus	1,700,290	443,558
Accrued commissions	1,809,459	—
Other accrued expenses	1,343,942	354,199
Accrued expenses	$7,299,193	$2,833,337
Note 16. Notes Payable
On March 19, 2021, the Company entered into a $2,000,000 convertible balloon note with Trailhead Income, LP, a related party. The note bears interest at 12% and originally matured on September 1, 2025. On June 19, 2025, the Company extended the note to October 1, 2026. The note is secured by certain mining equipment. Interest-only payments are due on a quarterly basis through the maturity date. As of September 30, 2026 and December 31, 2025, the outstanding principal balance on the note was $2,000,000.
On February 15, 2022, the Company entered into a $1,849,888 balloon note with GC Opportunities 2 Private Fund, a related party. The note bore interest at 12% and had a stated maturity of February 15, 2026. The note was secured by certain mining equipment. The note was amended on October 4, 2022 to provide a onetime waiver of payment default for unpaid monthly interest due for July 15, 2022, August 15, 2022 and September 2022, and to defer interest due for six months from July 2022 to December 2022, until maturity. The Company repaid the loan in full in January 2026. As of September 30, 2026 and December 31, 2025, the outstanding principal balance was zero and $1,849,888, respectively.
On April 11, 2022, the Company entered into two notes with Caterpillar Financial Services Corporation for an aggregate of $228,314. The notes bear interest at 1.49% and mature on April 11, 2027. The notes are secured by track loaders. Payments of principal and interest are due on a monthly basis through maturity. As of September 30, 2026 and December 31, 2025, the outstanding principal balance was $13,758 and $62,549, respectively.
In January 2025, TCM purchased previously leased equipment for $6,454,466, financed through a loan payable to a commercial bank in the amount of $6,450,000 at prime, subject to a 5% floor. The loan calls for principal and interest payments totaling $129,552 beginning in March 2025, and matures in January 2030. As part of the April 1, 2025 acquisition of TCM, the Company acquired this loan. As of September 30, 2026 and December 31, 2025, the outstanding principal balance was $4,550,569 and $5,437,993, respectively.
On October 17, 2025, the Company entered into a $2,500,000 loan with a third party. The interest rate is variable based on the secured overnight financing rate ("SOFR") plus 3.0%. The loan matures on April 20, 2028 with payments of principal and interest due on a monthly basis through maturity. As of September 30, 2026 and December 31, 2025, the outstanding principal balance was $2,097,048 and $2,430,979, respectively.
On August 12, 2026, the Company entered into a $51,517,440 loan with a third party. The note bears interest at 13.0%. The loan matures on September 1, 2029 with payments of principal and interest due on a monthly basis through maturity, with an end of term payment of 9.5% of the initial loan balance. The note is secured by server assets. As of September 30, 2026 and December 31, 2025, the outstanding principal balance was $50,264,626 and $0, respectively.

On September 25, 2026, the Company entered into a $3,500,000 interest-only loan with a commercial bank. The interest rate is variable based on SOFR plus 2.25%. The loan matures on October 5, 2027 with interest payments due on a monthly basis through maturity. As of September 30, 2026 and December 31, 2025, the outstanding principal balance was $3,500,000 and $0, respectively.
Notes payable at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Note payable with interest at current prime rate, subject to 5% floor, maturing January 2030	$4,550,569	$5,437,993
Balloon notes payable with monthly interest payments of 12%, secured by certain specified mining equipment, maturing in 2026 - related party	2,000,000	3,849,888
Notes payable with interest ranging from 0% to 1.49%, monthly payments of principal and interest, secured by track loaders, maturing in 2027	13,758	62,549
Note payable with variable interest, maturing in April 2028	2,097,048	2,430,979
Notes payable with interest of 13%, monthly payments of principal and interest, secured by server assets, maturing in September 2029	50,264,626	—
Note payable with variable interest, maturing in October 2027	3,500,000	—
Unamortized loan origination costs	(1,318,235)	(5,992)
Total notes payable	61,107,766	11,775,417
Less: Current maturities	(16,862,667)	(5,533,469)
Notes payable, net of current maturities	$44,245,099	$6,241,948
Maturities of notes payable are as follows:

2026 (remaining)	$5,745,031
2027	19,437,801
2028	18,878,796
2029	18,248,805
2030	115,568
Total	$62,426,001
Note 17. Convertible Notes Payable
TCM Convertible Note
On November 1, 2023, the Company entered into a Convertible Promissory Note Agreement (the "Note") with TCM at a face value of $3,900,000 and an initial fair value of $3,300,000, issued as consideration in the Company's acquisition of an equity method investment in TCM (see Note 9). The Company recognized $135,334 of interest expense related to the Note for the nine months ended September 30, 2025. Immediately prior to the acquisition of TCM, the Company repaid the Note in full on March 31, 2025 and recognized a loss on extinguishment of $153,834 in the condensed consolidated statements of operations.
March 2026 Convertible Note
On March 26, 2026, the Company entered into a securities purchase agreement (the "March Securities Purchase Agreement") with a third party (the "Investor"), pursuant to which the Company agreed to issue and sell to the Investor senior secured convertible notes (the "March 2026 Note") in an aggregate principal amount of up to $45,000,000 (the "Facility").

The Facility consists of an initial tranche in the principal amount of $15,000,000, which was funded on March 26, 2026, and subsequent tranches in an aggregate principal amount of up to $30,000,000. The March 2026 Note bears interest at 7% per annum and the initial tranche matures on July 16, 2028. The March 2026 Note is convertible into shares of the Company's common stock at $11.50 per share. The Company incurred $1,174,000 in debt issuance costs related to the March 2026 Note.
Due to certain embedded features within the convertible note, the Company elected the fair value option to account for this note, including the embedded features. The initial fair value of the note was determined to be $36,875,000. The fair value of the convertible note was determined based on Level 3 inputs using a scenario-based analysis that estimated the fair value of the convertible notes based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholder. The significant unobservable input assumptions that can significantly change the fair value included (i) the discount rates, (ii) the timing of payments, and (iii) the probability of certain settlement scenarios. The Company recorded a change in fair value on the convertible note of $13,684,169 for the nine months ended September 30, 2026.
The option for the Company to issue additional notes up to $30 million was determined to be a freestanding instrument that was recognized at fair value as of the date of the March Securities Purchase Agreement. The fair value of this option was determined to be $30,991,850 and was determined based upon the fair value of the additional notes as if it were issued today multiplied by the probability of issuance. As the aggregate fair value of the note and the option was in excess of the proceeds received, the Company recorded a loss on issuance of convertible note of $54,640,850, which includes the $1,174,000 in debt issuance costs. The Company recorded a change in fair value on the option of $19,437,950 for the nine months ended September 30, 2026.
June 2026 Convertible Note
On June 3, 2026, the Company entered into a securities purchase agreement (the "June Securities Purchase Agreement") with the Investor, pursuant to which the Company agreed to issue and sell to the Investor senior secured convertible notes (the "June 2026 Note") in an aggregate principal amount of up to $45,000,000 (the "Second Facility").
The Second Facility consists of an initial tranche in the principal amount of $15,000,000, which was funded on June 3, 2026, and subsequent tranches in an aggregate principal amount of up to $30,000,000. The June 2026 Note bears interest at 7% per annum and the initial tranche matures on July 16, 2028. The June 2026 Note is convertible into shares of the Company's common stock at $24.25 per share. The Company incurred $1,075,000 in debt issuance costs related to the June 2026 Note.
Due to certain embedded features within the convertible note, the Company elected the fair value option to account for this note, including the embedded features. The initial fair value of the note was determined to be $20,986,000. The fair value of the convertible note was determined based on Level 3 inputs using a scenario-based analysis that estimated the fair value of the convertible notes based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholder. The significant unobservable input assumptions that can significantly change the fair value included (i) the discount rates, (ii) the timing of payments, and (iii) the probability of certain settlement scenarios. The Company recorded a change in fair value on the convertible note of $2,345,889 for the nine months ended September 30, 2026.
The option for the Company to issue additional notes up to $30 million was determined to be a freestanding instrument that was recognized at fair value as of the date of the June Securities Purchase Agreement. The fair value of this option was determined to be $11,580,000 and was determined based upon the fair value of the additional notes as if it were issued today multiplied by the probability of issuance. As the aggregate fair value of the note and the option was in excess of the proceeds received, the Company recorded a loss on issuance of convertible note of $19,241,000, which includes the $1,075,000 in debt issuance costs. The Company recorded a change in fair value on the option of $950,450 for the nine months ended September 30, 2026.
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

The Company’s effective tax rate was (0.3)% and 0.2% for the three and nine months ended September 30, 2026, primarily due to the partial valuation allowance recorded as a result of the TCM acquisition in April 2025. The effective tax rate for the three and nine months ended September 30, 2025, was 0.0% and 25.5%, respectively, caused by recording a deferred tax liability for identified intangibles acquired in the TCM acquisition.
Note 19. Shareholders' Equity
Preferred Stock
On September 30, 2025, the Company effected the conversion of all shares of Preferred Stock into Common Stock, as agreed to by all holders of Preferred Stock. Accordingly, there were no shares of Preferred Stock outstanding as of September 30, 2026 or December 31, 2025. As a result, there is no liquidation preference as of September 30, 2026 or December 31, 2025.
The conversion did not occur in accordance with the original terms of the Preferred Stock as the Company provided the holders of the Preferred Stock with one share of Common Stock for every share of Preferred Stock outstanding, plus an additional share of Common Stock for every $10.80 of unpaid liquidation preference prior to the conversion transaction. As such, the transaction was accounted for as an extinguishment of preferred stock.
Prior to September 30, 2025, the Company had designated Series A, Series B, Series C and Series D Preferred Stock, all of which converted into Common Stock on September 30, 2025.
On July 14, 2026, the Company’s Second Amended and Restated Articles of Incorporation became effective, authorizing 100,000,000 shares of Preferred Stock, no par value. No shares of Preferred Stock were authorized as of December 31, 2025.
Common Stock
As of September 30, 2026 and December 31, 2025, the Company was authorized to issue up to 1,000,000,000 and 500,000,000 shares of common stock, respectively, with no par value. The increase took effect on July 14, 2026, when the Company’s Second Amended and Restated Articles of Incorporation became effective. Each holder of common stock is entitled to one vote for each share held of record on all matters to be voted on by such holders. Holders of common stock are entitled to receive dividends, if declared. Upon liquidation, dissolution or winding-up, holders of common stock are entitled to share ratably in the net assets legally available for distribution after payment of all debts and other liabilities. As of September 30, 2026, there were 34,699,038 shares of common stock outstanding.
On July 14, 2026, the Company issued 1,140,930 shares of common stock to Chardan Capital Markets LLC as compensation for financial advisory services provided in connection with the Company’s direct listing. The shares were valued at $26,412,529, based on the fair value of the Company’s common stock on the issuance date. The Company recorded the amount as professional fees within general and administrative expenses.
Note 20. Warrants
Type 1 Warrants
The warrants to purchase common stock were issued during the year ended December 31, 2022 in conjunction with Series A Preferred Stock in satisfaction of outstanding debt. The warrants were not considered indexed to the issuer’s stock pursuant to ASC 815, as the warrants are subject to vesting upon the thirty-six (36) mensiversaries of the issuance date, at a rate of one thirty-sixth (1/36th) per month. At the option of the Company, the Company can return to the holder any cash it previously received from the holder. Upon the occurrence of such return of capital, the vesting schedule recasts based on amount returned and remaining time period to vest. As this contingency is based on the underlying capital account of the warrant holder it violates the fixed-for-fixed option pricing model. As such, the Company recorded the warrants as liabilities initially measured at fair value with subsequent changes in fair value recognized in earnings each reporting period. 961,256 of the warrants are pre-funded warrants.
The Type 1 warrants are "penny warrants", meaning they have an exercise price of $0.01 ($0.03 after the Reverse Stock Split). The fair value of these penny warrants was calculated as the Company's stock price less the exercise price of $0.01 ($0.03 after the Reverse Stock Split) (i.e., intrinsic value). The grant date fair value of the Type 1 Warrants was $692,103. The fair value of the warrants as of September 30, 2026 and December 31, 2025 was $828,232 and $1,382,955, respectively.

Type 2 Warrants
During the nine months ended September 30, 2026, third parties performed professional services for the Company and were issued 91,454 warrants to purchase common stock as payment for the services. The measurement of fair value of the warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance. The warrants issued are not redeemable in cash at the choice of the holder, are not mandatorily redeemable into common stock, and are classified as equity instruments.
On May 1, 2026 the Company issued 86,393 warrants to purchase common stock to a commercial partner as consideration for entering into a contract. Fifty percent (50%) of the warrant interests provided for herein vest in six equal monthly installments beginning on May 1, 2026. The remaining fifty percent (50%) of the warrant interests vest in eighteen equal monthly installments beginning on November 1, 2026. The measurement of fair value of the Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance. The warrants issued are not redeemable in cash at the choice of the holder, are not mandatorily redeemable into common stock, and are classified as equity instruments. The Company recognizes the fair value of the warrants within equity over the vesting period of the warrants.
On July 1, 2026 the Company issued 35,498 warrants to consultants in exchange for a software platform they developed. The Company has elected an accounting policy to account for equity interests issued in an asset acquisition, such as this software purchase, as a share-based payment under ASC 718, Compensation – Stock Compensation. The warrants vest in full six months after issuance and are classified as equity instruments as they are not redeemable in cash at the holder’s option and are not mandatorily redeemable. The Company measured the fair value of the warrants at the issuance date using a Black-Scholes model, and it recognizes that fair value within equity over the vesting period.

The summary of stock warrant activity is as follows:

	Number of Warrants	Weighted Average Exercise price ($)	Weighted Average Grant-Date Fair Value ($)	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding as of January 1, 2025	1,439,962	1.02	1.72	2.31
Granted	195,696	9.36	7.83
Exercised	(872,100)	0.27	1.78
Warrants outstanding as of December 31, 2025	763,558	4.20	3.47	2.94
Granted	213,345	9.95	14.19
Exercised	(9,167)	3.00	1.99
Warrants outstanding as of September 30, 2026	967,736	8.15	5.81	3.23
Warrants exercisable as of September 30, 2026	812,700	5.24	3.86	2.42
The total fair value of warrants granted during three and nine months ended September 30, 2026 amounted to $1,797,048 and $3,026,781, respectively. The total fair value of warrants granted during three and nine months ended September 30, 2025 amounted to $697,620. The Black-Scholes model utilized the following inputs to value the warrants granted:

	Nine Months Ended September 30,
	2026	2025
Warrant Valuation Assumptions:
Risk-free interest rate	3.9% - 4.6%	3.5% - 3.7%
Expected term (years)	2.92 - 10.00	2.83 - 3.42
Expected volatility	89.0% - 118.0%	117.0% - 123.0%
Expected dividend yield	0%	0%

Note 21. Stock-Based Compensation
The Company grants equity awards under the QumulusAI, Inc. 2026 Equity Incentive Plan (the “2026 Plan”), which became effective on July 14, 2026 and replaced the Global Digital Holdings, Inc. 2022 Option Plan, as amended (the “2022 Plan”). All options outstanding as of September 30, 2026 were granted under the 2022 Plan, and all restricted stock units (“RSUs”) were granted under the 2026 Plan.
2026 Equity Incentive Plan
The Company’s Board of Directors approved the 2026 Plan on May 7, 2026, and the Company’s shareholders approved it on June 16, 2026. The 2026 Plan became effective on July 14, 2026, upon the effectiveness of the Company’s Registration Statement on Form S-1, and terminates on July 13, 2036. The 2026 Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, RSUs, deferred stock units, performance awards, non-employee director awards, and other stock-based awards to employees, non-employee directors, and consultants. The Compensation Committee administers the 2026 Plan and determines the terms of each award, including vesting. Stock options and stock appreciation rights must have an exercise or grant price of at least 100% of the fair market value of a share on the grant date and may not be exercisable more than ten years after the grant date.
A maximum of 4,770,000 shares of common stock was initially available for issuance under the 2026 Plan, of which no more than 1,770,000 may be issued upon exercise of incentive stock options. The share reserve increases automatically on January 1 of each year from 2027 through 2036 by the lesser of 5% of the shares of common stock outstanding on the preceding December 31 and an amount determined by the Board. Shares withheld to pay an exercise price or taxes, or not issued on a net exercise, are not available for future grant. Shares subject to awards that expire, are forfeited, or are settled in cash become available again. As of September 30, 2026, 1,682,303 shares remained available for grant under the 2026 Plan. In August 2026, the Company registered the shares issuable under the 2026 Plan on a Registration Statement on Form S-8.
2022 Option Plan
The 2022 Plan was originally sponsored by WAHA and SPRE. In connection with the December 2022 roll-up into the Company, the shares authorized and the options outstanding under the plan were converted at the Company’s conversion ratio. All share and option amounts in this note reflect that conversion and the September 30, 2025 reverse stock split.
The 2022 Plan permitted the grant of incentive stock options and non-qualified stock options to employees, consultants and directors of the Company and its affiliates. Options were granted at an exercise price not less than the fair market value on the grant date and are exercisable for up to ten years from the grant date (five years for incentive stock options granted to holders of more than 10% of the Company’s voting power). The option vesting schedule is determined at the time of the grant. The 2022 Plan provides for accelerated vesting of unvested options in the event of a change in control. As of the effective date of the 2026 Plan, no further awards may be granted under the 2022 Plan. Awards outstanding under the 2022 Plan remain outstanding in accordance with their terms, and shares from forfeited or expired 2022 Plan awards are not added to the 2026 Plan reserve.

Stock Options
The following is a summary of stock option activity during the nine months ended September 30, 2026 and for the year ended December 31, 2025:

	Number of Options	Weighted Average Exercise price ($)	Weighted Average Grant-Date Fair Value ($)	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Options outstanding as of January 1, 2025	588,171	1.92	2.04	8.8	$1,976,425
Granted	693,692	1.79	5.12
Exercised	(54,425)	1.93	4.81
Canceled	(45,404)	0.69	5.08
Options outstanding as of December 31, 2025	1,182,034	1.93	3.75	8.7	$11,611,870
Options outstanding as of September 30, 2026	1,182,034	1.93	3.75	7.7	$6,239,536
Options exercisable as of September 30, 2026	1,153,705	1.64	2.68	5.8
For the three and nine months ended September 30, 2026, there were no options granted, exercised, or canceled. For the three and nine months ended September 30, 2025, the total fair value of the options granted amounted to $221,600 and $3,489,371, respectively. The Black-Scholes model utilized the following inputs to value the options granted during the nine months ended September 30, 2025:

Nine Months Ended September 30, 2025
Option Valuation Assumptions:
Risk-free interest rate	3.7% - 4.4%
Expected term (years)	0.04 - 5.00
Fair value of underlying common stock	$5.04 - $10.80
Exercise price	$0.69 - $10.80
Expected volatility	98.2% - 123.0%
Expected dividend yield	0%
The Company recognized $116,078 and $549,271 of stock-based compensation expense related to stock options during the three months ended September 30, 2026 and 2025, respectively, and $357,887 and $799,823 during the nine months ended September 30, 2026 and 2025, respectively. Stock-based compensation is recorded in general and administrative expenses in the Company’s condensed consolidated statements of operations. As of September 30, 2026, unamortized stock-based compensation expense related to unvested stock options was $177,623, which is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock Units ("RSUs")
RSUs were first granted in the third quarter of 2026 under the 2026 Plan and generally vest over four years based on continued service. The fair value of an RSU is based on the closing price of the Company’s common stock on the grant date. The Company accounts for forfeitures as they occur.
The following is a summary of RSU activity during the nine months ended September 30, 2026.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance as of January 1, 2026	—	—
Granted	3,087,697	5.87
Vested	(456,817)	5.87
Unvested balance as of September 30, 2026	2,630,880	5.87
The Company recognized $3,812,821 of stock-based compensation expense related to RSUs during the three and nine months ended September 30, 2026, of which $3,478,282 was recorded in general and administrative expenses and $334,539 was recorded in sales and marketing expenses in the Company’s condensed consolidated statements of operations. As of September 30, 2026, unamortized stock-based compensation expense related to unvested RSUs was $14,324,953, which is expected to be recognized over a weighted-average period of 3.37 years. As of September 30, 2026, 456,817 restricted stock units are vested without shares of Common Stock being issued, with all of these shares due as of September 30, 2026.

Note 22. Earnings (Net Loss) per Share
The following table sets forth the computation of the basic and diluted net loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to common shareholders	$(14,459,384)	$(98,851,216)	$(86,701,590)	$(88,555,119)

Net loss per share attributable to common shareholders, basic and diluted	$(0.43)	$(5.34)	$(2.68)	$(5.36)

Weighted-average common stock outstanding, basic and diluted	33,516,738	18,503,757	32,299,039	16,512,498
The table below sets forth all outstanding potentially dilutive securities which were not included in the calculation of diluted earnings per share because their impact would have been antidilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Potentially dilutive securities:
Warrants	243,486	540,040	716,918	540,040
Stock options	39,331	1,183,508	1,182,034	1,183,508
Convertible note	1,780,489	—	1,124,507	—
Total	2,063,306	1,723,548	3,023,459	1,723,548

Note 23. Segment Reporting
As part of the acquisition of TCM on April 1, 2025, (See Note 3 - Business Combination), the Company acquired a new revenue stream, “Revenue from compute power” (See Note 2). Accordingly, as of April 1, 2025, the Company operates as two reporting segments. The Company's segments are Bitcoin and HPC. The Bitcoin segment's business is focused on bitcoin mining and hosting. The HPC segment's business is focused on compute power.
The HPC segment was not a part of the Company until the segment was acquired on April 1, 2025. The Bitcoin segment’s operations have remained consistent for all periods presented, however, the Company only had one operating and reportable segment prior to the acquisition.
The Company's Chief Operating Decision Maker ("CODM") is its Chief Executive Officer. The CODM uses segment operating income (loss), segment gross profit and segment net income (loss) before income tax to assess segment performance. Segment operating income (loss) is used by the Company’s CODM to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into specific service offerings within the segment, such as for entering into significant contracts, hiring of key management or executive personnel, or making significant capital investment decisions. The CODM also reviews segment gross profit to assess operating efficiency and cost structure within each segment, which helps inform short‑term operational decisions and identify trends affecting segment performance. In addition, the CODM reviews segment net income (loss) before income tax to evaluate overall segment profitability after considering all revenues and expenses attributable to the segment, and to inform broader, longer‑term resource allocation and strategic planning decisions.
As of September 30, 2026, the Bitcoin and HPC segments had total assets of $25,189,674 and $368,872,677, respectively. As of December 31, 2025, the Bitcoin and HPC segments had total assets of $14,419,727 and $77,314,766, respectively. The entire goodwill balance of $31,416,827 as of September 30, 2026 and December 31, 2025 was allocated to the HPC segment.
Revenue and costs are directly attributed to the Company's segments, and the revenues recognized as well as the costs incurred in generating those revenues within each segment are distinguishable based on the information systems in which each segment’s financial information gets recorded. There are no intersegment revenues or other transactions between the two segments that are eliminated in consolidation by the Company for external reporting.
Summary information regarding the Company’s operating segments along with the reconciliation of the Company’s segment net income, segment operating loss and segment gross profit to the Company's consolidated net loss before income taxes is as follows for the three and nine months ended September 30, 2026 and 2025:

		Three Months Ended September 30, 2026
		Bitcoin	HPC	Total Reportable Segments
Revenue from cryptocurrency mining		$262,995	$—	$262,995
Revenue from mining hosting services		365,854	—	365,854
Revenue from compute power		—	14,126,265	14,126,265
Total revenue		628,849	14,126,265	14,755,114

Cost of revenue (exclusive of depreciation and amortization)		330,549	3,830,596	4,161,145
Segment gross profit	(3)	298,300	10,295,669	10,593,969

Operating expenses		1,036,578	20,145,993	21,182,571
Segment operating loss	(2)	(738,278)	(9,850,324)	(10,588,602)

Other income (expense)
Gain on sale of equity method investments		162,785	—	162,785
Interest expense, net		(60,220)	(5,444,247)	(5,504,467)
Segment net income (loss) before income tax	(1)	$(635,713)	$(15,294,571)	$(15,930,284)

(1) Reconciliation of segment net income (loss) before income taxes:
Unallocated corporate overhead expenses:
Wages and salaries	$(1,887,521)
Professional fees	(28,551,351)
Other general and administrative expenses	(528,434)
Unallocated other income (expense):
Change in fair value of warrant liability	2,140,561
Change in fair value of convertible note	13,650,058
Change in fair value of additional convertible note options	16,537,550
Other income (expense), net	27,704
Interest income	135,383
Income (loss) before income taxes	$(14,406,334)

(2) Reconciliation of segment operating loss:
Segment operating loss	$(10,588,602)
Segment other income (expense), net	(5,341,682)
Unallocated corporate overhead expenses	(30,967,306)
Unallocated other income (expense), net	32,491,256
Income (loss) before income taxes	$(14,406,334)

(3) Reconciliation of segment gross profit:
Segment gross profit	$10,593,969
Segment operating expenses	(21,182,571)
Segment other income (expense), net	(5,341,682)
Unallocated corporate overhead expenses	(30,967,306)
Unallocated other income (expense), net	32,491,256
Income (loss) before income taxes	$(14,406,334)

		Three Months Ended September 30, 2025
		Bitcoin	HPC	Total Reportable Segments
Revenue from cryptocurrency mining		$211,765	$—	$211,765
Revenue from mining hosting services		1,445,669	—	1,445,669
Revenue from compute power		—	1,443,351	1,443,351
Total revenue		1,657,434	1,443,351	3,100,785

Cost of revenue (exclusive of depreciation and amortization)		1,190,220	453,760	1,643,980
Segment gross profit	(3)	467,214	989,591	1,456,805

Operating expenses		735,214	2,247,046	2,982,260
Segment operating loss	(2)	(268,000)	(1,257,455)	(1,525,455)

Other income (expense)
Income from equity method investments		179,617	—	179,617
Gain on sale or disposal of property and equipment		462	—	462
Loss on settlement of lease liability		—	(692,837)	(692,837)
Change in fair value of digital assets		43,935	—	43,935
Interest expense, net		(136,775)	(358,224)	(494,999)
Segment net income (loss) before income tax	(1)	$(180,761)	$(2,308,516)	$(2,489,277)

(1) Reconciliation of segment net income (loss) before income tax:
Unallocated corporate overhead expenses:
Wages and salaries	$(415,719)
Professional fees	(814,192)
Unallocated other income (expense):
Change in fair value of warrant liability	(4,844,713)
Loss on extinguishment of debt	(883,667)
Other income (expense), net	(2,183)
Interest expense, net	(14,867)
Income (loss) before income taxes	$(9,464,618)

(2) Reconciliation of segment operating loss:
Segment operating loss	$(1,525,455)
Segment other income (expense), net	(963,822)
Unallocated corporate overhead expenses	(1,229,911)
Unallocated other income (expense), net	(5,745,430)
Income (loss) before income taxes	$(9,464,618)

(3) Reconciliation of segment gross profit:
Segment gross profit	$1,456,805
Segment operating expenses	(2,982,260)
Segment other income (expense), net	(963,822)
Unallocated corporate overhead expenses	(1,229,911)
Unallocated other income (expense), net	(5,745,430)
Income (loss) before income taxes	$(9,464,618)

		Nine Months Ended September 30, 2026
		Bitcoin	HPC	Total Reportable Segments
Revenue from cryptocurrency mining		$1,042,055	$—	$1,042,055
Revenue from mining hosting services		2,008,059	—	2,008,059
Revenue from compute power		—	21,837,723	21,837,723
Total revenue		3,050,114	21,837,723	24,887,837

Cost of revenue (exclusive of depreciation and amortization)		2,051,872	6,487,472	8,539,344
Segment gross profit	(3)	998,242	15,350,251	16,348,493

Operating expenses		3,697,607	31,717,560	35,415,167

Segment operating loss	(2)	(2,699,365)	(16,367,309)	(19,066,674)

Other income (expense)
Income from equity method investments		21,994	—	21,994
Gain on sale of equity method investments		12,732,446	—	12,732,446
Gain on sale or disposal of property and equipment		—	36,298	36,298
Interest expense, net		(60,220)	(5,444,247)	(5,504,467)
Segment net income (loss) before income tax	(1)	$9,994,855	$(21,775,258)	$(11,780,403)

(1) Reconciliation of segment net income (loss) before income taxes:
Unallocated corporate overhead expenses:
Wages and salaries	$(3,209,339)
Professional fees	(31,115,922)
Other general and administrative expenses	(1,361,295)
Unallocated other income (expense):
Change in fair value of warrant liability	554,723
Loss on issuance of convertible note	(73,881,850)
Change in fair value of convertible note	16,030,058
Change in fair value of additional convertible note options	20,388,400
Other income (expense), net	(160,046)
Interest expense, net	(2,448,641)
Income (loss) before income taxes	$(86,984,315)

(2) Reconciliation of segment operating loss:
Segment operating loss	$(19,066,674)
Segment other income (expense), net	7,286,271
Unallocated corporate overhead expenses	(35,686,556)
Unallocated other income (expense), net	(39,517,356)
Income (loss) before income taxes	$(86,984,315)

(3) Reconciliation of segment gross profit:
Segment gross profit	$16,348,493
Segment operating expenses	(35,415,167)
Segment other income (expense), net	7,286,271
Unallocated corporate overhead expenses	(35,686,556)
Unallocated other income (expense), net	(39,517,356)
Income (loss) before income taxes	$(86,984,315)

		Nine Months Ended September 30, 2025
		Bitcoin	HPC	Total Reportable Segments
Revenue from cryptocurrency mining		$507,604	$—	$507,604
Revenue from mining hosting services		4,794,821	—	4,794,821
Revenue from compute power		—	2,755,051	2,755,051
Total revenue		5,302,425	2,755,051	8,057,476

Cost of revenue (exclusive of depreciation and amortization)		3,495,713	749,735	4,245,448
Segment gross profit	(3)	1,806,712	2,005,316	3,812,028

Operating expenses		2,845,904	4,220,610	7,066,514

Segment operating loss	(2)	(1,039,192)	(2,215,294)	(3,254,486)

Other income (expense)
Income from equity method investments		1,043,937	—	1,043,937
Gain on sale or disposal of property and equipment		462	—	462
Loss on settlement of lease liability		—	(692,837)	(692,837)
Change in fair value of digital assets		81,919	—	81,919
Gain on remeasurement of investment in TCM		—	14,549,536	14,549,536
Interest expense, net		(136,775)	(358,224)	(494,999)
Segment net income (loss) before income tax	(1)	$(49,649)	$11,283,181	$11,233,532

(1) Reconciliation of segment net income (loss) before income tax:
Unallocated corporate overhead expenses:
Wages and salaries	$(802,113)
Professional fees	(1,731,377)
Other general and administrative expenses	(78,084)
Unallocated other income (expense):
Change in fair value of warrant liability	(5,536,816)
Loss on extinguishment of debt	(1,037,501)
Other income (expense), net	24,771
Interest expense, net	(955,813)
Income (loss) before income taxes	$1,116,599

(2) Reconciliation of segment operating loss:
Segment operating loss	$(3,254,486)
Segment other income (expense), net	14,488,018
Unallocated corporate overhead expenses	(2,611,574)
Unallocated other income (expense), net	(7,505,359)
Income (loss) before income taxes	$1,116,599

(3) Reconciliation of segment gross profit:
Segment gross profit	$3,812,028
Segment operating expenses	(7,066,514)
Segment other income (expense), net	14,488,018
Unallocated corporate overhead expenses	(2,611,574)
Unallocated other income (expense), net	(7,505,359)
Income (loss) before income taxes	$1,116,599
Summary information regarding the reportable segment depreciation and amortization expense for the three and nine months ended September 30, 2026 and 2025 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Bitcoin	$199,795	$259,649	$599,385	$1,057,676
HPC	14,672,943	1,166,086	23,822,352	2,300,403
	$14,872,738	$1,425,735	$24,421,737	$3,358,079

Note 24. Commitments and Contingencies
In the normal course of business, the Company may become subject to legal actions, claims, and proceedings. The Company records a liability for claims, including settlements and judgments, when a loss is probable and the amount can be reasonably estimated. If the estimate of a probable loss is a range, the Company records the best estimate within the range, or the minimum amount if no amount within the range is a better estimate than any other. The Company discloses a contingent liability, even if the loss is not probable or the amount is not estimable, if there is a reasonable possibility that a material loss may have been incurred. As of September 30, 2026 and December 31, 2025, the Company had no outstanding litigation. In management’s opinion, any liability that may result from legal actions, claims, or proceedings that arise, individually or in the aggregate, would not be expected to have a material effect on the Company’s results of operations, financial position or cash flows.
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
Maturities of operating lease liabilities as of September 30, 2026, were as follows:

Operating Lease
2026 (Remaining)	$65,040
2027	260,160
2028	260,160
2029	315,160
2030	320,160
Thereafter	998,920
Total future lease payments	$2,219,600
Less: Imputed interest	(679,484)
Present value of operating lease liabilities	$1,540,116
Less: Current portion of operating lease liabilities	(109,557)
Operating lease liabilities, net of current portion	$1,430,559
Total operating lease expense was $68,639 and $69,415 for the three months ended September 30, 2026 and 2025, respectively; and $207,445 and $209,925 for the nine months ended September 30, 2026 and 2025, respectively. Operating lease expense is recorded in general and administrative expenses in the Company's condensed consolidated statements of operations. The weighted-average discount rate and remaining lease term in years as of September 30, 2026 was 10.25% and 7.37, respectively. Total amortization expense for the ROU asset was $29,285 and $25,595 for the three months ended September 30, 2026 and 2025, respectively; and $93,923 and $79,565 for the nine months ended September 30, 2026 and 2025, respectively.

Finance Leases
The Company leases computer equipment under finance lease agreements with four related party entities. See Note 12 - Transactions with Related Parties for additional information. These leases were acquired through the TCM acquisition on April 1, 2025. The lease obligations mature on various dates from 2027 through 2030.
Maturities of finance lease liabilities as of September 30, 2026, were as follows:

Finance Lease
2026 (Remaining)	$12,979,280
2027	53,302,489
2028	50,211,311
2029	31,160,503
2030	536,660
Total future lease payments	$148,190,243
Less: Imputed interest	(25,700,056)
Present value of finance lease liabilities	$122,490,187
Less: Current portion of finance lease liabilities	(39,136,857)
Finance lease liabilities, net of current portion	$83,353,330
The components of finance lease expense for the three and nine months ended September 30, 2026 and 2025 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of ROU assets	$9,254,621	$394,539	$13,835,866	$803,168
Interest on lease liabilities	3,392,447	83,354	5,149,195	216,649
Total lease cost	$12,647,068	$477,893	$18,985,061	$1,019,817
The weighted-average discount rate and remaining lease term in years as of September 30, 2026 was 13.70% and 2.79, respectively.
Supplemental cash flow information and non-cash activity related to leases are as follows:

	For the Nine Months Ended September 30,
	2026	2025
Operating cash flows for operating leases	$(54,896)	$(43,940)
Amortization of right-of-use assets	$13,929,789	$882,733
Financing cash flows from finance leases	$(27,399,088)	$(1,289,600)
Acquisition of right-of-use asset in exchange for lease obligations	$139,884,530	$6,528,526
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets	$137,915,183	$6,787,230

Note 26. Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.
Sale of SPRE Denton TX, LLC
On November 5, 2026, the Company entered into an agreement to sell its Denton, Texas facility by selling all of the membership interests in its wholly owned subsidiary, SPRE Denton TX, LLC, to a third party for $2,022,017, subject to certain third-party approvals. The Company received $50,000 in cash and two promissory notes from the third party totaling $1,972,017, each bearing interest at 7% per annum and payable in monthly installments beginning April 1, 2027 (over 60 and 84 months, respectively). The notes are secured by a pledge of the membership interests. In addition, beginning January 1, 2027, the third party will pay 15% of the facility’s net monthly revenue, which will be applied to reduce the principal of the notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes thereto included under the heading “Part I. Financial Information – Item 1. Condensed Consolidated Financial Statements.” References in this quarterly report on Form 10-Q (this “report”) to the “Company,”, “us” or “we” refer to QumulusAI, Inc. on a consolidated basis. References to our “management” or our “management team” refer to our officers and directors. This discussion and analysis provides material historical and prospective disclosures intended to enable investors and other users to assess the Company’s financial condition and results of operations. See “Cautionary Note Regarding Forward-Looking Statements.”
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
Originally established as a crypto-focused data center and power infrastructure company, we have evolved into a full-stack platform purpose-built for high-throughput, enterprise-grade compute. Leveraging our operational heritage in constructing and managing over 100 megawatts (“MW”) of high-density data center capacity, we are repurposing infrastructure previously used for cryptocurrency mining to meet accelerating AI demand while continuing to operate managed services for crypto mining infrastructure and blockchain asset management as complementary, revenue-generating load management capabilities during the transition toward high-performance computing (“HPC”) operations.
While we expect blockchain mining income to continue during 2026, revenue generated from third-party hosting clients is expected to continue to decline as existing hosting customer contracts expire and are not renewed. As hosting capacity becomes available, we plan to transition that capacity to HPC compute operations. During the nine months ended September 30, 2026, blockchain-related revenue accounted for approximately 12% of total revenue, while HPC compute revenue accounted for approximately 88% of total revenue. We expect this trend of HPC compute revenue becoming a higher percentage of total revenue to continue as we continue to deploy additional HPC infrastructure and allocate a greater portion of our active power capacity toward HPC compute workloads.
QumulusAI is headquartered in Atlanta, Georgia. We operate in multiple colocation data centers in Atlanta, Georgia, Kansas City, Missouri, Denver, Colorado, and Philadelphia, Pennsylvania, with combined active and contracted capacity of up to approximately 11.75 MW of power. We have secured letters of intent and rights of first refusal for 7 MW of information technology (“IT”) load capacity space for our GPU equipment.
Additionally, in the aggregate, we operate approximately 10 MW of grid power with immediate access to 7 MW of additional grid power in Watonga, Oklahoma where we manage blockchain assets. These sites serve as foundational assets for power-intensive compute deployments and provide strategic flexibility for future infrastructure repurposing. In November 2026, we entered into an agreement to sell our Denton, Texas facility. See Note 26 “Subsequent Events” in the notes to our condensed consolidated financial statements.
As we continue transitioning toward HPC compute operations, we expect the relationship between costs and revenues to evolve. HPC operations generally involve higher upfront capital expenditures and infrastructure-related costs, including GPU servers, networking equipment, colocation costs, power infrastructure, and data center buildout expenditures. We also expect depreciation expense and operating costs associated with HPC infrastructure to increase as additional HPC assets are deployed and future data center capacity is developed. However, we believe HPC compute operations will generate higher revenue as compared to traditional blockchain hosting operations.
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
Revenues
Revenues are derived primarily from the provision of compute power, together with mining hosting services and bitcoin self-mining. The Company's compute power revenue is reported in its HPC segment, and its mining hosting and bitcoin self-mining revenue is reported in its Bitcoin segment. The Company provides compute power directly to end users, including under multi-year direct contracts, as well as to a marketplace. Marketplace revenue reflects the Company's contractual share of the marketplace's net revenue from its customers, 80% under the Company's agreement with RunPod, and direct contracts are priced on a fixed per-hour basis for each unit of compute power. The Company deploys and maintains its compute infrastructure primarily in colocation data center facilities, which provide the megawatt capacity supporting its high-performance computing operations, and makes that infrastructure available to customers for large-scale cloud processing. Compute power revenue is recognized over time as capacity is delivered, and payments received in advance are recorded as deferred revenue until the related services are provided.
The Company also hosts mining equipment owned by third parties across its operational sites, which generates recurring income by leveraging existing infrastructure in exchange for a fee or reimbursement of electricity costs at a markup.
The Company also mines bitcoin for its own account through participation in a third-party operated mining pool, earning revenue by providing computing power to the mining pool. Under the pool's full-pay-per-share ("FPPS") payout method, the Company is paid in bitcoin each day based on its share of the Bitcoin network's total computing power, applied to the block rewards expected to be generated for that period plus a share of the actual transaction fees, net of any pool fees. The Company records revenue at the fair value of the bitcoin received.
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
Cost of revenues (exclusive of depreciation and amortization)
Cost of revenues, exclusive of depreciation and amortization, reflect direct costs associated with the delivery of the Company’s products and services to its customers. These costs include electricity and infrastructure expenses associated with operating the Company’s mining facilities. Cost of revenues, exclusive of depreciation and amortization, also includes colocation and hosting costs related to GPU-based high-performance computing data centers, as well as fees paid to certain consultants. These costs exclude depreciation and amortization, which is presented as a separate line item and includes depreciation of servers, miners, and other equipment and amortization of finance lease right-of-use assets used to generate revenue.
General and administrative expenses
General and administrative expenses include salaries, benefits, and stock-based compensation expense, and other costs of departments serving administrative functions, such as executives, finance and accounting, and human resources. In addition, general and administrative expense includes non-personnel costs, such as professional fees, legal fees, accounting and finance advisory fees and other supporting corporate expenses not allocated to cost of revenues or sales and marketing. General and administrative expenses also include acquisition-related costs when incurred and costs associated with preparing to become and operating as a public company, such as audit, legal, and consulting fees, listing and exchange fees, directors' and officers' insurance, and investor relations. Costs incurred in connection with the Company's direct listing were expensed as incurred and are included in general and administrative expenses.
Sales and marketing expenses
Sales and marketing expenses include social media, advertising and marketing costs, marketing consultant costs, website costs and costs related to conferences and seminars. It also includes all expenses related to employee salaries, commissions, benefits, and other costs related to the sales and marketing functions such as productivity tools, and customer relationship management tools.
Depreciation and amortization expense
Depreciation and amortization relates to long-lived assets and intangible assets used in the Company’s business and is presented separately from cost of revenues. Depreciation expense relates primarily to buildings and improvements, server equipment, miners, and mining related equipment. Amortization expense relates primarily to finance lease right-of-use assets, vendor relationships and trade name. Operating lease cost is recognized on a straight-line basis and is not included in depreciation and amortization.
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
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability represents periodic non-cash gains or losses resulting from the remeasurement of outstanding warrant instruments classified as liabilities. Only the Company's penny warrants are classified as liabilities, because they are not considered indexed to the Company's own stock under ASC 815-40. The Company's other warrants are classified as equity and are not remeasured. The liability is measured at intrinsic value, which is the fair value of the Company's common stock less the exercise price, so changes in the liability primarily reflect changes in the fair value of the Company's common stock. When the value of the common stock increases, the liability increases and the Company records a loss, and when it decreases, the Company records a gain. Following the Company's direct listing on July 16, 2026, the fair value of the Company's common stock is based on its quoted market price. Adjustments are recorded in the condensed consolidated statements of operations and do not impact cash flow.

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

Results of Operations for the Three Months Ended September 30, 2026 and 2025
The following table summarizes the results of operations for the periods indicated:

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue	$14,755,114	$3,100,785	$11,654,329	376%

Cost of revenue (exclusive of depreciation and amortization)	4,161,145	1,643,980	2,517,165	153%
General and administrative expenses	35,671,537	2,638,965	33,032,572	1252%
Sales and marketing expenses	1,605,602	147,471	1,458,131	989%
Depreciation and amortization expense	14,872,738	1,425,735	13,447,003	943%
Total costs and expenses	56,311,022	5,856,151	50,454,871	862%

Operating Loss	(41,555,908)	(2,755,366)	(38,800,542)	1408%

Income from equity method investments	—	179,617	(179,617)	(100)%
Gain on sale of equity method investments	162,785	—	162,785	100%
Change in fair value of warrant liability	2,140,561	(4,844,713)	6,985,274	(144)%
Change in fair value of digital assets	—	43,935	(43,935)	(100)%
Change in fair value of convertible note	13,650,058	—	13,650,058	100%
Change in fair value of additional convertible notes option	16,537,550	—	16,537,550	100%
Gain on sale or disposal of property and equipment	—	462	(462)	(100)%
Loss on settlement of lease liability	—	(692,837)	692,837	(100)%
Loss on extinguishment of debt	—	(883,667)	883,667	(100)%
Other income (expense), net	27,704	(2,183)	29,887	(1369)%
Interest expense, net	(5,369,084)	(509,866)	(4,859,218)	953%
Total other income (expenses), net	27,149,574	(6,709,252)	33,858,826	(505)%

Income (loss) before income tax expense	(14,406,334)	(9,464,618)	(4,941,716)	(52)%
Income tax expense (benefit)	36,237	(349)	36,586	(10483)%

Net income (loss)	$(14,442,571)	$(9,464,269)	$(4,978,302)	(53)%
Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue from cryptocurrency mining	$262,995	$211,765	$51,230	24%
Revenue from mining hosting services	365,854	1,445,669	(1,079,815)	(75)%
Revenue from compute power	14,126,265	1,443,351	12,682,914	879%
Total revenue	$14,755,114	$3,100,785	$11,654,329	376%
Revenue for the three months ended September 30, 2026 was $14,755,114, representing an increase of $11,654,329, or 376%, as compared to $3,100,785 for the three months ended September 30, 2025. The increase was driven primarily by revenue from compute power, which grew to $14,126,265, or approximately 96% of revenue, from $1,443,351, or approximately 47% of revenue, in the prior-year period, due to the Company’s continued scaling of its HPC capacity, including additional megawatts of data center capacity, expanded server deployments, and the closing of multi-year direct contracts with compute customers. HPC is the Company’s primary strategic focus and principal source of revenue. Mining hosting services revenue declined to $365,854, or approximately 2% of revenue, from $1,445,669, or approximately 47% of revenue, in the prior-year period, reflecting both the Company’s strategic reallocation of capacity toward compute power services and the curtailment of operations by certain hosting clients amid lower bitcoin prices. Curtailed hosting capacity was redeployed to self-mining activities on an interim basis, increasing self-mining revenue to $262,995 for the three months ended September 30, 2026 from $211,765 for the three months ended September 30, 2025.
During the three months ended September 30, 2026, the Company’s bitcoin mining operations were influenced by changes in network difficulty, fleet utilization, and overall market pricing compared to the three months ended September 30, 2025. Average bitcoin mined per day increased from 0.02 bitcoin to 0.04 bitcoin, average terahash per miner (“TH/s”) increased from 71.01 TH/s to 80.16 TH/s, average daily miners increased from 580 to 913, and total bitcoin mined increased from 1.83 BTC to 3.85 BTC, while average bitcoin price decreased from $114,382 to $71,003 and network difficulty declined from 130.0 trillion to 128.4 trillion during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
Cost of Revenue (exclusive of depreciation and amortization)

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Cost of revenue (exclusive of depreciation and amortization)
Hosting expenses	$1,000	$198,048	$(197,048)	(99)%
Colocation costs	3,790,847	403,981	3,386,866	838%
Electricity	286,923	951,083	(664,160)	(70)%
Contract labor	82,375	90,868	(8,493)	(9)%
Total cost of revenue (exclusive of depreciation and amortization)	$4,161,145	$1,643,980	$2,517,165	153%
Cost of revenue, exclusive of depreciation and amortization, for the three months ended September 30, 2026 was $4,161,145, representing an increase of $2,517,165, or 153%, as compared to $1,643,980 for the three months ended September 30, 2025. For the three months ended September 30, 2026, the increase in colocation costs was driven by the continued growth and investment that the Company has made into the HPC business. This increase was partially offset by a decrease in hosting expenses due to the shift in operations from hosting to compute power and a decrease in electricity due to lower power usage and a lower average power rate at the Company's Oklahoma mining site.
General and Administrative Expenses

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Stock-based compensation	$3,594,359	$549,271	$3,045,088	554%
Wages and salaries	2,219,124	787,168	1,431,956	182%
Taxes and other expenses	102,862	31,293	71,569	229%
Utilities	55,068	17,722	37,346	211%
Rent and lease expense	97,872	69,415	28,457	41%
Professional fees	28,408,666	944,197	27,464,469	2909%
Insurance	319,594	137,585	182,009	132%
Travel, meals, and entertainment	97,808	11,335	86,473	763%
Supplies and software	467,294	55,020	412,274	749%
Other general and administrative expenses	308,890	35,959	272,931	759%
Total general and administrative expenses	$35,671,537	$2,638,965	$33,032,572	1252%
General and administrative expenses for the three months ended September 30, 2026 were $35,671,537, an increase of $33,032,572, or 1252%, as compared to $2,638,965 for the three months ended September 30, 2025. The increase was primarily due to a $3,045,088 increase in stock-based compensation, mainly from restricted stock units granted in September 2026, a $1,431,956 increase in wages and salaries from additional personnel to support the Company’s growth in HPC and compute services, and a $27,464,469 increase in professional fees for audit, legal, and consulting costs related to the Company’s public readiness, including $26,412,529 related to shares of common stock issued for professional services in connection with the Company's direct listing. The remaining increase is primarily due to higher expenses as the Company scaled its operations and began operating as a public company.
Sales and Marketing Expense

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Sales and marketing expenses	$1,605,602	$147,471	$1,458,131	989%
Sales and marketing expenses for the three months ended September 30, 2026 were $1,605,602, an increase of $1,458,131, or 989%, as compared to $147,471 for the three months ended September 30, 2025. The increase is due primarily to the hiring of additional sales and marketing personnel to help promote the Company’s shift in strategic focus to the HPC business as well as commissions paid to salespeople beginning in 2026 as the Company began selling directly to customers.
Depreciation and Amortization Expense

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Depreciation and amortization expense	$14,872,738	$1,425,735	$13,447,003	943%
Depreciation and amortization expense for the three months ended September 30, 2026 was $14,872,738, an increase of $13,447,003, or 943%, as compared to $1,425,735 for the three months ended September 30, 2025. The increase was primarily due to an increase in depreciation expense due to purchase of additional property and equipment to support the growth of the Company's HPC business and the amortization of finance right-of-use leased assets acquired during 2026.

Joint Ventures

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Other income: JV Investments
Income from equity method investments	$—	$179,617	$(179,617)	(100)%
Gain on sale of equity method investments	162,785	—	162,785	100%
Total other income: JV Investments	$162,785	$179,617	$(16,832)	(9)%
Other income from joint venture investments was $162,785 for the three months ended September 30, 2026, a decrease of $16,832, or 9%, as compared to $179,617 for the three months ended September 30, 2025. The prior-year amount was income from equity method investments, reflecting the Company’s equity interest in T20, which the Company accounted for as an equity method investment until it sold the interest in February 2026. There was no equity method income during the three months ended September 30, 2026. The $162,785 gain on sale of equity method investments recognized during the three months ended September 30, 2026 resulted from the completion of the accounting for the February 2026 sale of T20.
Change in Fair Value of Warrant Liability

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Change in fair value of warrant liability	$2,140,561	$(4,844,713)	$6,985,274	144%
Change in fair value of warrant liability for the three months ended September 30, 2026 was a $2,140,561 gain as compared to a $4,844,713 loss during the three months ended September 30, 2025. The gain during the three months ended September 30, 2026 reflects a decrease in the fair value of the Type 1 warrants as the price of the Company's common stock declined during the period. The loss during the three months ended September 30, 2025 reflects an increase in their fair value during that period.

Change in Fair Value of Digital Assets

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Change in fair value of digital assets	$—	$43,935	$(43,935)	(100)%
Change in fair value of digital assets for the three months ended September 30, 2026 was $0, as compared to a $43,935 gain for the three months ended September 30, 2025. This change is due to the Company selling the bitcoin it mined immediately in 2026 and holding no digital assets, therefore there was no change in fair value for the three months ended September 30, 2026.
Change in Fair Value of Convertible Note

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Change in fair value of convertible note	$13,650,058	$—	$13,650,058	100%
Change in fair value of convertible notes for the three months ended September 30, 2026 was a gain of $13,650,058, as compared to $0 for the three months ended September 30, 2025, when the Company had no convertible notes measured at fair value. The gain reflects a decrease in the fair value of the notes as the price of the Company’s common stock declined during the three months ended September 30, 2026, which reduced the value of the conversion feature.
Change in Fair Value of Additional Convertible Notes Option

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Change in fair value of additional convertible notes option	$16,537,550	$—	$16,537,550	100%
Change in fair value of additional convertible notes option for the three months ended September 30, 2026 was a gain of $16,537,550, compared to $0 for the three months ended September 30, 2025, when the Company had no such option. The gain reflects a decrease in the fair value of the option as the price of the Company’s common stock declined during the three months ended September 30, 2026, which reduced the value of the additional convertible notes underlying the option and the estimated probability that they will be issued.
Loss on Settlement of Lease Liability

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Loss on settlement of lease liability	$—	$692,837	$(692,837)	(100)%
Loss on settlement of lease liability for the three months ended September 30, 2026 was $0, as compared to $692,837 for the three months ended September 30, 2025. During the three months ended September 30, 2025, the Company terminated certain finance leases and settled the lease liabilities by issuing common stock with a fair value in excess of the carrying amount of the liabilities resulting in a loss on settlement of lease liability. The Company did not settle any lease liabilities during the three months ended September 30, 2026.

Loss on Extinguishment of Debt

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Loss on extinguishment of debt	$—	$883,667	$(883,667)	(100)%
Loss on extinguishment of debt for the three months ended September 30, 2026 was $0, as compared to a loss of $883,667 for the three months ended September 30, 2025. The expense was primarily driven by the issuance of preferred stock for the partial conversion of a TCM convertible note in September 2025.
Interest Expense, Net

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Interest expense, net	$5,369,084	$509,866	$4,859,218	953%
Interest expense, net for the three months ended September 30, 2026 was $5,369,084, an increase of $4,859,218 as compared to $509,866 for the three months ended September 30, 2025. The increase is driven by an increase in finance leases for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.
Segment Results of Operations
We operate our business as two operating and reportable segments: Bitcoin and HPC. For additional information about our segments, see Note 23 “Segment Reporting” in the notes to our condensed consolidated financial statements.
The following tables summarize our segment results of operations for the three months ended September 30, 2026 and 2025:
Revenue

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Bitcoin	$628,849	$1,657,434	$(1,028,585)	(62)%
HPC	14,126,265	1,443,351	12,682,914	879%
Bitcoin revenue for the three months ended September 30, 2026 was $628,849, a decrease of $1,028,585 as compared to $1,657,434 for the three months ended September 30, 2025. The decrease is driven by the pivot to focus on the HPC business.
HPC revenue for the three months ended September 30, 2026 was $14,126,265, an increase of $12,682,914 as compared to $1,443,351 for the three months ended September 30, 2025. The increase is driven by the pivot to focus on the HPC business and investment in additional infrastructure.
Cost of Revenue (exclusive of depreciation and amortization)

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Bitcoin	$330,549	$1,190,220	$(859,671)	(72)%
HPC	3,830,596	453,760	3,376,836	744%
Bitcoin cost of revenue, exclusive of depreciation and amortization, for the three months ended September 30, 2026 was $330,549, a decrease of $859,671 as compared to $1,190,220 for the three months ended September 30, 2025. The decrease is driven by the pivot to focus on the HPC business.
HPC cost of revenue, exclusive of depreciation and amortization, for the three months ended September 30, 2026 was $3,830,596, an increase of $3,376,836 as compared to $453,760 for the three months ended September 30, 2025. The increase is driven by the pivot to focus on the HPC business.

Gross Profit

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Bitcoin	$298,300	$467,214	$(168,914)	(36)%
HPC	10,295,669	989,591	9,306,078	940%
Bitcoin gross profit for the three months ended September 30, 2026 was $298,300, a decrease of $168,914 as compared to $467,214 for the three months ended September 30, 2025. The decrease is due to significant decline in Bitcoin activities as we shift our focus towards HPC activities.
HPC gross profit for the three months ended September 30, 2026 was $10,295,669, an increase of $9,306,078 as compared to $989,591 for the three months ended September 30, 2025. The increase is primarily due to a shift from marketplace to direct sales.
Operating Expenses

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Bitcoin	$1,036,578	$735,214	$301,364	41%
HPC	20,145,993	2,247,046	17,898,947	797%
Bitcoin operating expenses for the three months ended September 30, 2026 were $1,036,578, an increase of $301,364 as compared to $735,214 for the three months ended September 30, 2025. The increase is driven by an increase in compensation costs primarily due to merit increases and the issuance of restricted stock units in September 2026.
HPC operating expenses for the three months ended September 30, 2026 was $20,145,993, an increase of $17,898,947 as compared to $2,247,046 for the three months ended September 30, 2025. The increase is driven by the pivot to focus on the HPC business.
Net Income (Loss) before Income Taxes

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Bitcoin	$(635,713)	$(180,761)	$(454,952)	252%
HPC	(15,294,571)	(2,308,516)	(12,986,055)	563%
Bitcoin net loss before income taxes for the three months ended September 30, 2026 was $635,713, a decrease of $454,952 as compared to $180,761 for the three months ended September 30, 2025. The change is driven by the pivot to focus on the HPC business and increased costs associated with it.
HPC net loss before income taxes for the three months ended September 30, 2026 was $15,294,571, a decrease of $12,986,055 as compared to $2,308,516 for the three months ended September 30, 2025. The decrease is primarily due to the gain on remeasurement of investment in TCM of $14,549,536 that was recognized in April 2025.

Results of Operations for the Nine Months Ended September 30, 2026 and 2025
The following table summarizes the results of operations for the periods indicated:

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue	$24,887,837	$8,057,476	$16,830,361	209%

Cost of revenue (exclusive of depreciation and amortization)	8,539,344	4,245,448	4,293,896	101%
General and administrative expenses	43,921,812	6,081,954	37,839,858	622%
Sales and marketing expenses	2,758,174	238,055	2,520,119	1059%
Depreciation and amortization expense	24,421,737	3,358,079	21,063,658	627%
Total costs and expenses	79,641,067	13,923,536	65,717,531	472%

Operating Loss	(54,753,230)	(5,866,060)	(48,887,170)	833%

Income from equity method investments	21,994	1,043,937	(1,021,943)	(98)%
Gain on sale of equity method investments	12,732,446	—	12,732,446	—%
Gain on remeasurement of investment in TCM	—	14,549,536	(14,549,536)	(100)%
Change in fair value of warrant liability	554,723	(5,536,816)	6,091,539	(110)%
Change in fair value of digital assets	—	81,919	(81,919)	(100)%
Change in fair value of convertible note	16,030,058	—	16,030,058	—%
Change in fair value of additional convertible notes option	20,388,400	—	20,388,400	—%
Gain on sale or disposal of property and equipment	36,298	462	35,836	7757%
Gain on disposal of property and equipment	—	—	—	—%
Loss on settlement of lease liability	—	(692,837)	692,837	(100)%
Loss on issuance of convertible note	(73,881,850)	—	(73,881,850)	—%
Loss on extinguishment of debt	—	(1,037,501)	1,037,501	(100)%
Other income (expense), net	(160,046)	24,771	(184,817)	(746)%
Interest expense, net	(7,953,108)	(1,450,812)	(6,502,296)	448%
Total other income (expenses), net	(32,231,085)	6,982,659	(39,213,744)	(562)%

Income (loss) before income tax expense	(86,984,315)	1,116,599	(88,100,914)	7890%
Income tax expense (benefit)	(148,827)	284,771	(433,598)	(152)%

Net income (loss)	$(86,835,488)	$831,828	$(87,667,316)	(10539)%
Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue from cryptocurrency mining	$1,042,055	$507,604	$534,451	105%
Revenue from mining hosting services	2,008,059	4,794,821	(2,786,762)	(58)%
Revenue from compute power	21,837,723	2,755,051	19,082,672	693%
Total revenue	$24,887,837	$8,057,476	$16,830,361	209%

Revenue for the nine months ended September 30, 2026 was $24,887,837, representing an increase of $16,830,361, or 209%, as compared to $8,057,476 for the nine months ended September 30, 2025. The increase was driven primarily by revenue from compute power, which grew to $21,837,723, or approximately 88% of revenue, from $2,755,051, or approximately 34% of revenue, in the prior-year period, due to the Company’s continued scaling of its HPC capacity, including additional megawatts of data center capacity, expanded server deployments, and the closing of multi-year direct contracts with compute customers. HPC is the Company’s primary strategic focus and principal source of revenue. Mining hosting services revenue declined to $2,008,059, or approximately 8% of revenue, from $4,794,821, or approximately 60% of revenue, in the prior-year period, reflecting both the Company’s strategic reallocation of capacity toward compute power services and the curtailment of operations by certain hosting clients amid lower bitcoin prices. The Company redeployed curtailed hosting capacity to self-mining activities on an interim basis, and self-mining revenue increased to $1,042,055 for the nine months ended September 30, 2026 from $507,604 for the nine months ended September 30, 2025.
During the nine months ended September 30, 2026, the Company’s bitcoin mining operations were influenced by changes in network difficulty, fleet utilization, and overall market pricing compared to the nine months ended September 30, 2025. Average bitcoin mined per day increased from 0.02 bitcoin to 0.05 bitcoin, average terahash per miner increased from 71.26 TH/s to 81.38 TH/s, average daily miners increased from 487 to 1,024, and total bitcoin mined increased from 4.93 BTC to 14.64 BTC, while average bitcoin price decreased from $102,115 to $73,054 and network difficulty rose from 121.3 trillion to 134.6 trillion during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Cost of Revenue (exclusive of depreciation and amortization)

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Cost of revenue (exclusive of depreciation and amortization)
Hosting expenses	$61,370	$553,532	$(492,162)	(89)%
Colocation costs	6,346,824	662,055	5,684,769	859%
Electricity	1,850,436	2,819,191	(968,755)	(34)%
Contract labor	280,714	210,670	70,044	33%
Total cost of revenue (exclusive of depreciation and amortization)	$8,539,344	$4,245,448	$4,293,896	101%
Cost of revenue, exclusive of depreciation and amortization, for the nine months ended September 30, 2026 was $8,539,344, representing an increase of $4,293,896, or 101%, as compared to $4,245,448 for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, the increase in colocation costs was driven by the continued growth and investment that the Company has made in the HPC business. This increase was partially offset by a decrease in hosting expenses due to the shift in operations from hosting to compute power and a decrease in electricity due to lower power usage and a lower average power rate at the Company's Oklahoma mining site.

General and Administrative Expenses

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Stock-based compensation	$3,836,168	$799,823	$3,036,345	380%
Wages and salaries	5,444,697	1,811,841	3,632,856	201%
Taxes and other expenses	317,329	101,220	216,109	214%
Utilities	109,778	35,170	74,608	212%
Rent and lease expense	265,170	213,225	51,945	24%
Professional fees	31,137,639	2,331,949	28,805,690	1235%
Insurance	576,722	316,248	260,474	82%
Travel, meals, and entertainment	438,339	53,193	385,146	724%
Supplies and software	1,092,419	131,941	960,478	728%
Other general and administrative expenses	703,551	287,344	416,207	145%
Total general and administrative expenses	$43,921,812	$6,081,954	$37,839,858	622%
General and administrative expenses for the nine months ended September 30, 2026 were $43,921,812, an increase of $37,839,858, or 622%, as compared to $6,081,954 for the nine months ended September 30, 2025. The increase was primarily due to a $3,632,856 increase in wages and salaries from additional personnel to support the Company’s growth in HPC and compute services, a $3,036,345 increase in stock-based compensation, mainly from restricted stock units granted in September 2026, and a $28,805,690 increase in professional fees for audit, legal, and consulting costs related to the Company’s public readiness, including $26,412,529 related to shares of common stock issued for professional services in connection with the Company's direct listing. The remaining increase is primarily due to higher expenses as the Company scaled its operations and began operating as a public company.
Sales and Marketing Expense

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Sales and marketing expenses	$2,758,174	$238,055	$2,520,119	1059%
Sales and marketing expenses for the nine months ended September 30, 2026 were $2,758,174, an increase of $2,520,119, or 1059%, as compared to $238,055 for the nine months ended September 30, 2025. The increase is due primarily to the hiring of additional sales and marketing personnel to help promote the Company’s shift in strategic focus to the HPC business as well as commissions paid to salespeople beginning in 2026 as we began selling directly to customers.

Depreciation and Amortization Expense

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Depreciation and amortization expense	$24,421,737	$3,358,079	$21,063,658	627%
Depreciation and amortization expense for the nine months ended September 30, 2026 was $24,421,737, an increase of $21,063,658, or 627%, as compared to $3,358,079 for the nine months ended September 30, 2025. The increase was primarily due to an increase in depreciation expense due to purchase of additional property and equipment to support the growth of the Company's HPC business and the amortization of finance right-of-use leased assets acquired during 2026.

Joint Ventures

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Other income: JV Investments
Income from equity method investments	$21,994	$1,043,937	$(1,021,943)	(98)%
Gain on sale of equity method investments	12,732,446	—	12,732,446	100%
Total other income: JV Investments	$12,754,440	$1,043,937	$11,710,503	1122%
Other income from joint venture investments consists of the Company’s equity method investments in TCM (prior to April 1, 2025) and T20 (prior to February 13, 2026). Other income from joint venture investments for the nine months ended September 30, 2026 was $12,754,440, an increase of $11,710,503, or 1122%, as compared to $1,043,937 for the nine months ended September 30, 2025. The increase was due to a $12,732,446 gain on the February 2026 sale of the Company’s equity method investment in T20, which includes $162,785 recognized in the third quarter upon finalization of the accounting for the sale. This increase was partially offset by a $1,021,943 decrease in income from equity method investments, as the Company’s interest in TCM ended with its April 2025 acquisition and its interest in T20 ended with the sale in February 2026.
Gain on Remeasurement of Investment in TCM

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Gain on remeasurement of investment in TCM	$—	$14,549,536	$(14,549,536)	(100)%
Gain on remeasurement of investment in TCM for the nine months ended September 30, 2026 was $0, as compared to $14,549,536 for the nine months ended September 30, 2025. The gain during the nine months ended September 30, 2025 resulted from the Company’s April 2025 acquisition of the remaining interests in TCM, which required the Company to remeasure its previously held equity method investment in TCM to its acquisition-date fair value, which exceeded the carrying value of TCM immediately prior to the acquisition date. The Company did not have a similar transaction during the nine months ended September 30, 2026.
Change in Fair Value of Warrant Liability

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Change in fair value of warrant liability	$554,723	$(5,536,816)	$6,091,539	(110)%
Change in fair value of warrant liability for the nine months ended September 30, 2026 was $554,723 gain as compared to a $5,536,816 loss during the nine months ended September 30, 2025. The gain during the nine months ended September 30, 2026 reflects a decrease in the fair value of the Type 2 warrants as the price of the Company's common stock declined during the period. The loss during the nine months ended September 30, 2025 reflects an increase in their fair value during that period.
Change in Fair Value of Digital Assets

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Change in fair value of digital assets	$—	$81,919	$(81,919)	(100)%
Change in fair value of digital assets for the nine months ended September 30, 2026 was $0, as compared to a $81,919 gain for the nine months ended September 30, 2025. This change is due to the Company selling the bitcoin it mined immediately in 2026 and holding no digital assets, therefore there was no change in fair value for the nine months ended September 30, 2026.

Change in Fair Value of Convertible Note

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Change in fair value of convertible note	$16,030,058	$—	$16,030,058	100%
Change in fair value of convertible notes for the nine months ended September 30, 2026 was a gain of $16,030,058, as compared to $0 for the nine months ended September 30, 2025, when the Company had no convertible notes measured at fair value. The gain reflects a decrease in the fair value of the notes as the price of the Company’s common stock declined during the nine months ended September 30, 2026, which reduced the value of the conversion feature.
Change in Fair Value of Additional Convertible Notes Option

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Change in fair value of additional convertible notes option	$20,388,400	$—	$20,388,400	100%
Change in fair value of additional convertible notes option for the nine months ended September 30, 2026 was a gain of $20,388,400, compared to $0 for the nine months ended September 30, 2025, when the Company had no such option. The gain reflects a decrease in the fair value of the option as the price of the Company’s common stock declined during the nine months ended September 30, 2026, which reduced the value of the additional convertible notes underlying the option and the estimated probability that they will be issued.
Loss on Settlement of Lease Liability

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Loss on settlement of lease liability	$—	$692,837	$(692,837)	(100)%
Loss on settlement of lease liability for the nine months ended September 30, 2026 was $0, as compared to $692,837 for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, the Company terminated certain finance leases and settled the lease liabilities by issuing common stock with a fair value in excess of the carrying amount of the liabilities resulting in a loss on settlement of lease liability. The Company did not settle any lease liabilities during the nine months ended September 30, 2026.
Loss on Issuance of Convertible Note

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Loss on issuance of convertible note	$73,881,850	$—	$73,881,850	100%
Loss on issuance of convertible note for the nine months ended September 30, 2026 was $73,881,850, as compared to $0 for the nine months ended September 30, 2025. The loss for the nine months ended September 30, 2026 is due to the initial fair value of the notes issued in March and June 2026, and the related option to issue additional notes, exceeding the net proceeds received. The Company did not issue convertible notes in 2025.
Loss on Extinguishment of Debt

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Loss on extinguishment of debt	$—	$1,037,501	$(1,037,501)	(100)%
Loss on extinguishment of debt for the nine months ended September 30, 2026 was $0, as compared to a loss of $1,037,501 for the nine months ended September 30, 2025. The expense was primarily driven by the retirement of a convertible note immediately prior to the TCM acquisition and the issuance of preferred stock for the partial conversion of a TCM convertible note in May and September 2025.
Interest Expense, Net

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Interest expense, net	$7,953,108	$1,450,812	$6,502,296	448%
Interest expense, net for the nine months ended September 30, 2026 was $7,953,108, an increase of $6,502,296 as compared to $1,450,812 for the nine months ended September 30, 2025. The increase is driven by an increase in finance leases for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.
Segment Results of Operations
We operate our business as two operating and reportable segments: Bitcoin and HPC. For additional information about our segments, see Note 23 “Segment Reporting” in the notes to our condensed consolidated financial statements.
The following tables summarize our segment results of operations for the nine months ended September 30, 2026 and 2025:
Revenue

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Bitcoin	$3,050,114	$5,302,425	$(2,252,311)	(42)%
HPC	21,837,723	2,755,051	19,082,672	693%
Bitcoin revenue for the nine months ended September 30, 2026 was $3,050,114, a decrease of $2,252,311 as compared to $5,302,425 for the nine months ended September 30, 2025. The decrease is driven by the pivot to focus on the HPC business.
HPC revenue for the nine months ended September 30, 2026 was $21,837,723, an increase of $19,082,672 as compared to $2,755,051 for the nine months ended September 30, 2025. The increase is driven by the pivot to focus on the HPC business.
Cost of Revenue (exclusive of depreciation and amortization)

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Bitcoin	$2,051,872	$3,495,713	$(1,443,841)	(41)%
HPC	6,487,472	749,735	5,737,737	765%
Bitcoin cost of revenue, exclusive of depreciation and amortization, for the nine months ended September 30, 2026 was $2,051,872, a decrease of $1,443,841 as compared to $3,495,713 for the nine months ended September 30, 2025. The decrease is driven by the pivot to focus on the HPC business.
HPC cost of revenue, exclusive of depreciation and amortization, for the nine months ended September 30, 2026 was $6,487,472, an increase of $5,737,737 as compared to $749,735 for the nine months ended September 30, 2025. The increase is driven by the pivot to focus on the HPC business.

Gross Profit

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Bitcoin	$998,242	$1,806,712	$(808,470)	(45)%
HPC	15,350,251	2,005,316	13,344,935	665%
Bitcoin gross profit for the nine months ended September 30, 2026 was $998,242, a decrease of $808,470 as compared to $1,806,712 for the nine months ended September 30, 2025. The decrease is driven by the pivot to focus on the HPC business.
HPC gross profit for the nine months ended September 30, 2026 was $15,350,251, an increase of $13,344,935 as compared to $2,005,316 for the nine months ended September 30, 2025. The increase is primarily due to a shift from marketplace to direct sales for HPC, partially offset by a decrease in Bitcoin activities as we shift our focus towards HPC activities.
Operating Expenses

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Bitcoin	$3,697,607	$2,845,904	$851,703	30%
HPC	31,717,560	4,220,610	27,496,950	651%
Bitcoin operating expenses for the nine months ended September 30, 2026 were $3,697,607, an increase of $851,703 as compared to $2,845,904 for the nine months ended September 30, 2025. The increase is driven by an increase in compensation costs primarily due to merit increases and the issuance of restricted stock units in September 2026.
HPC operating expenses for the nine months ended September 30, 2026 was $31,717,560, an increase of $27,496,950 as compared to $4,220,610 for the nine months ended September 30, 2025. The increase is primarily due to a shift from marketplace to direct sales.
Net Income (Loss) before Income Taxes

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Bitcoin	$9,994,855	$(49,649)	$10,044,504	(20231)%
HPC	(21,775,258)	11,283,181	(33,058,439)	(293)%
Bitcoin net income before income taxes for the nine months ended September 30, 2026 was $9,994,855, an increase of $10,044,504 as compared to a net loss of $49,649 for the nine months ended September 30, 2025. The increase is primarily due to the gain on sale of T20 during January 2026.
HPC net loss before income taxes for the nine months ended September 30, 2026 was $21,775,258, a decrease of $33,058,439 as compared to net income before income taxes of $11,283,181 for the nine months ended September 30, 2025. The decrease is driven by the gain on remeasurement of investment in TCM of $14,549,536 that was recognized in April 2025.
Non-GAAP Financial Measures
In this quarterly report on Form 10-Q, we have provided a non-GAAP measure, which we define as financial information that has not been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The non-GAAP financial measure provided herein is Adjusted EBITDA, which we define as net income (loss) adjusted to exclude depreciation and amortization (including amortization of finance lease right-of-use assets), interest expense, net, income tax expense (benefit), stock-based compensation, common stock issued for professional services in connection with the direct listing, changes in the fair value of the warrant liability, digital assets, convertible notes, and the option to issue additional convertible notes, gains and losses on sales of equity method investments and on the sale or disposal of property and equipment, loss on settlement of lease liability, the loss on issuance of convertible notes, losses on extinguishment of debt, and the gain on remeasurement of our investment in TCM (“Adjusted EBITDA”). Net income (loss) margin represents net income (loss) as a percentage of revenue and Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue. Adjusted EBITDA should be viewed as supplemental to, and not as an alternative for, net income or loss calculated in accordance with U.S. GAAP.
We believe Adjusted EBITDA helps investors compare our operating performance across periods by excluding items we believe are not indicative of ongoing operations, such as changes in fair value and gains and losses on financing, acquisition, and disposition transactions. However, Adjusted EBITDA is not intended as a substitute for comparisons based on net loss. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measures and the corresponding U.S. GAAP measures provided by each company under applicable SEC rules.
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
The following table reconciles the specific items excluded from U.S. GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(14,442,571)	$(9,464,269)	$(86,835,488)	$831,828

Depreciation and amortization (inclusive of ROU amortization)	14,872,738	1,425,735	24,421,737	3,358,079
Interest expense, net	5,369,084	509,866	7,953,108	1,450,812
Income tax expense (benefit)	36,237	(349)	(148,827)	284,771
Stock-based compensation	3,928,899	549,271	4,170,708	799,823
Common stock issued for professional services in connection with the direct listing	26,412,529	—	26,412,529	—
Change in fair value of warrant liability	(2,140,561)	4,844,713	(554,723)	5,536,816
Change in fair value of digital assets	—	(43,935)	—	(81,919)
Change in fair value of convertible note	(13,650,058)	—	(16,030,058)	—
Change in fair value of additional convertible notes option	(16,537,550)	—	(20,388,400)	—
Loss on settlement of lease liability	—	692,837	—	692,837
Gain on sale of equity method investments	(162,785)	—	(12,732,446)	—
Gain on sale or disposal of property and equipment	—	(462)	(36,298)	(462)
Loss on issuance of convertible note	—	—	73,881,850	—
Loss on extinguishment of debt	—	883,667	—	1,037,501
Gain on remeasurement of investment in TCM	—	—	—	(14,549,536)

Adjusted EBITDA	$3,685,962	$(602,926)	$113,692	$(639,450)

Revenue	$14,755,114	$3,100,785	$24,887,837	$8,057,476
Net income (loss) margin	(98)%	(305)%	(349)%	10%
Adjusted EBITDA margin	25%	(19)%	—%	(8)%
Going Concern, Liquidity and Capital Resources
The Company has incurred recurring operating losses since inception resulting in an accumulated deficit of $124,247,844 as of September 30, 2026. For the nine months ended September 30, 2026, the Company had an operating loss of $54,753,230. The Company’s operations have been funded partially through the issuance of debt and equity instruments. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these condensed consolidated financial statements.
In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At September 30, 2026, the Company had cash of $21,909,713 and restricted cash of $9,225,679, which is restricted for servicing debt. The Company’s plans to alleviate the substantial doubt include completing additional approved draws under the USD.AI protocol and utilizing new and existing lending partners. The Company also entered into a significant revenue contract in September 2026 for approximately $211,900,000 in future revenue, under which the Company received approximately $21,200,000 in cash prepayments in October 2026. The Company continues to see increased revenue and cash inflows from operations as it has invested in additional HPC infrastructure. Accordingly, management concluded these plans will alleviate the substantial doubt about the Company’s ability to continue as a going concern for the one-year period extending from the date of issuance of these condensed consolidated financial statements.

Cash Flows for the Nine Months Ended September 30, 2026 and 2025
The following table sets forth a summary of cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$54,276,127	$(2,526,814)
Net cash (used in) provided by investing activities	(121,693,350)	2,808,437
Net cash provided by financing activities	86,840,122	13,985,705
Net change in cash and restricted cash	$19,422,899	$14,267,328
Net Cash Provided By (Used In) Operating Activities
Net cash provided by operating activities of $54,276,127 increased by $56,802,941 for the nine months ended September 30, 2026 as compared to net cash used in operating activities of $2,526,814 for the nine months ended September 30, 2025. The increase was primarily driven by the increase in deferred revenue of $78,997,422 from up-front deposits received upon execution of new HPC revenue contracts and increases in accounts payable and accrued expenses, partially offset by an increase in accounts receivable of $30,908,614. The net loss of $86,835,488 for the nine months ended September 30, 2026 included significant non-cash items, primarily the loss on issuance of convertible notes, issuance of common stock for services, and depreciation and amortization, partially offset by non-cash fair value gains on the convertible notes.
Net Cash (Used In) Provided By Investing Activities
Net cash used in investing activities of $121,693,350 increased by $124,501,787 for the nine months ended September 30, 2026 as compared to net cash provided by investing activities of $2,808,437 for the nine months ended September 30, 2025. The increase was primarily driven by purchases of property and equipment of $137,021,298, compared to $1,226,323 in the prior year, to support the Company's buildout of its HPC infrastructure, and data center set up costs of $5,999,851, partially offset by proceeds of $16,722,407 from the sale of equity method investments. The prior year also included cash acquired in a business acquisition and distributions from equity method investments that did not recur in the current period.
Net Cash Provided By Financing Activities
Net cash provided by financing activities of $86,840,122 increased by $72,854,417 for the nine months ended September 30, 2026 as compared to net cash provided by financing activities of $13,985,705 for the nine months ended September 30, 2025. The increase was primarily driven by proceeds from notes payable of $51,378,460, borrowings under the USD.AI protocol of $34,996,018, and proceeds from the issuance of convertible notes of $28,800,000, partially offset by repayments of finance lease obligations of $27,399,088 and a decrease in proceeds from the sale of common stock to $5,980,834 from $21,355,080 in the prior year period.

Critical Accounting Estimates
Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Condensed Consolidated Financial Statements that have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.
On an on-going basis, the Company evaluates its estimates, including those related to business combinations, the fair value of convertible notes and the additional convertible notes option, stock-based compensation, income taxes, contingencies, and litigation, as applicable.
The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes the following critical accounting estimates used in the preparation of its Condensed Consolidated Financial Statements affect its more significant judgments and estimates. See Note 2 for the Company's significant accounting policies.
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
Fair Value of Convertible Notes and Additional Convertible Notes Option
The Company records its convertible notes at fair value and records its right to call additional convertible notes as a liability at fair value. Both are remeasured each period, with changes recognized in earnings. Fair value is estimated by a third-party valuation specialist using a Monte Carlo simulation of the Company’s share price, which requires significant judgment because it depends on unobservable inputs.
The most significant inputs are the Company’s share price, expected volatility, and a discount rate based on the Company’s credit risk. Because the Company’s stock only began trading in July 2026, expected volatility is based on the Company’s limited trading history and comparable public companies. Small changes in these inputs can significantly change fair value and reported results.
Stock-Based Compensation
The Company grants stock options and restricted stock units (“RSUs”). Compensation cost is measured at the grant date and recognized over the requisite service period, so the estimates that most affect expense are made when an award is granted and are not remeasured afterward unless the award is modified. The Company expects stock-based compensation to increase as it grants additional RSUs and options.
The Company values stock options using the Black-Scholes option pricing model, which requires estimates of the fair value of the underlying common stock, expected volatility, expected term, the risk-free interest rate, and expected dividends. For options granted before the Company’s common stock was publicly traded, significant judgment was involved in determining the fair value of the Company’s common stock and the expected stock price volatility. The Company considered numerous objective and subjective factors to determine the fair value of the Company’s common stock such as, but not limited to, (i) contemporaneous third-party valuations of common stock; (ii) the rights and preferences of the Company’s preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions. The expected volatility was determined using the historical volatilities of several publicly listed peer companies over a period equivalent to the expected term of the awards.
Compensation expense for RSUs is recognized on a straight-line basis over the requisite service period, which is generally the same as the vesting period. A higher stock price at grant increases the expense recognized over the service period, and the Company’s stock price may be volatile. The Company accounts for forfeitures as they occur. Judgment is also required to determine the grant date and the service inception date, particularly for awards approved before their key terms are communicated or made in connection with significant events.

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
Recently Issued Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies of the condensed consolidated financial statement included this Form 10-Q for information about recently adopted and not yet adopted accounting pronouncements.
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
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based upon that evaluation, and as a result of the material weaknesses in the Company’s internal control over financial reporting discussed below, the Company’s principal executive officer and principal financial officer concluded that as of September 30, 2026, the Company’s disclosure controls and procedures were not effective.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed, in connection with the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2025 and December 31, 2024, the Company identified certain control deficiencies in the design and implementation of its internal control over financial reporting that constituted material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company additionally identified significant deficiencies that did not amount to material weaknesses.
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

The Company’s management is implementing measures designed to improve its internal control over financial reporting to remediate the identified material weaknesses. The remediation actions the Company is taking, and expects to take, to correct the lack of a formalized control environment and oversight of controls over financial reporting include the following: (1) the Company hired Michael Maniscalco as its Chief Executive Officer, Ryan DiRocco as its Chief Technology Officer, and Stephen Hunton as its Chief Marketing Officer, and appointed Homaira Akbari, Stacy Kenworthy, Michael Mulica, David Rench and Barry Schwartz as independent directors of the Board of Directors (the “Board”) to provide a foundation for a formal approval and control process; and (2) the Company implemented an ERP and an accounts payable payment platform effective February 2026. To correct the lack of proper accounting for significant or non-recurring transactions, the Company implemented Board approval on all warrant issuances and monthly recording of awards based on the latest 409(a) valuation, which policy was updated upon completion of the Company’s direct listing to instead be based on the Company’s stock price as reported by Nasdaq. The remediation actions the Company is taking, and expects to take, to correct the lack of appropriate segregation of duties include the following: (1) in September 2025, the Company hired Andrew Glickler as its SVP, Finance; (2) the Company implemented an ERP and an accounts payable platform effective February 2026; (3) the Company engaged outside consultants to review business process analysis and flow of data to the accounting software platform and financial reporting; and (4) the Company hired a corporate controller in January 2026 to oversee the Company and its subsidiaries. To resolve the significant deficiencies, in addition to the implementation of an ERP and an accounts payable platform, the Chief Financial Officer and SVP, Finance are reviewing option and RSU grants and stock-based compensation with the monthly close.
As management continues to evaluate and work to remediate the material weaknesses and to resolve the significant deficiencies, the Company may determine to take additional measures to address the material weaknesses and significant deficiencies. However, the Company cannot provide assurance that the measures it has taken to date, or that it may take in the future, will be sufficient to remediate the material weaknesses or resolve the significant deficiencies or avoid potential future material weaknesses or significant deficiencies.
Changes in Internal Control over Financial Reporting
Other than the remediation steps described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 24 - Commitments and Contingencies to the Company’s condensed consolidated financial statements in “Part I. Financial Information – Item 1. Condensed Consolidated Financial Statements” of this report.
ITEM 1A. RISK FACTORS
As a smaller reporting company, the Company is not required to provide the information called for by this Item. However, the Company hereby discloses the following new and updated risk factors:
Growth in our GPU-as-a-service business is dependent on the availability of data center capacity, and failure to secure suitable facilities could adversely affect our business and results of operations.
Growth in our GPU-as-a-service business is dependent on the availability of data center capacity to house the GPU compute and on the timelines to develop, enhance, or expand that capacity. Constraints or delays in either our or our partners’ ability to secure, construct, power, or commission suitable facilities could limit our ability to deploy GPUs, meet customer demand, and grow revenue, which could adversely affect our business and results of operations.
Many of the leases we have entered into for data centers have multi-year terms and fixed capacity. If we do not accurately anticipate the data center capacity required by our customers, including if they use less or more of our infrastructure than expected, we would incur additional costs due to leasing more capacity than is used and paid for by our customers or, alternatively, in seeking additional data center capacity to fulfill unexpected demand on terms that may not be economically reasonable or acceptable to us, if we are able to lease additional capacity at all. We may also need to seek additional data center capacity in the event any leases with third parties are terminated or not renewed, which we may be unable to do on reasonable terms or at all.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
The following sets forth information regarding all securities sold during the three months ended September 30, 2026 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Each issuance was exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients were accredited investors, the securities were issued without general solicitation, and no commissions were paid.
On July 1, 2026, the Company issued warrants to purchase 35,498 shares of common stock to sellers, each of whom qualifies as an accredited investor, pursuant to a purchase agreement as consideration for software and certain intellectual property and associated rights. The warrants have an exercise price of $23.15 and vest in full on January 1, 2027 subject to continued performance of all obligations under the purchase agreement.
On July 17, 2026, the Company issued a warrant to purchase 69,491 shares of common stock to a commercial partner that qualifies as an accredited investor in connection with the parties’ entry into a lease facility. The warrants have an exercise price of $23.15 and vest in 24 equal monthly installments.
On August 4, 2026, the Company issued 5,000 shares of common stock upon the exercise of the warrant issued to an accredited investor in October 2024, at an exercise price of $3.00 per share and aggregate consideration of $15,000.

On August 5, 2026, the Company issued a warrant to purchase 16,668 shares of common stock to a consultant that qualifies as an accredited investor pursuant to an amended and restated engagement letter between the parties. The warrants have an exercise price of $10.80, and half of the underlying shares vest on September 1, 2026, with the remaining shares vesting in six equal monthly installments beginning on October 1, 2026.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications
During the three months ended September 30, 2026, none of the Company’s directors or “officers” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Entry into a Material Definitive Agreement
On November 5, 2026, SPRE Commercial Group, Inc. (“SPRE Commercial”), a wholly owned subsidiary of QumulusAI, Inc., entered into a Membership Interest Purchase Agreement (the “MIPA”) with AM Denton Holdings LLC (“AM Denton”), pursuant to which SPRE Commercial agreed to sell, assign, transfer, convey and deliver to AM Denton, and pursuant to which AM Denton agreed to purchase and acquire from SPRE Commercial, all of SPRE Commercial’s right, title and interest in and to the issued and outstanding membership interests in SPRE Denton TX, LLC (“SPRE Denton”), a wholly owned subsidiary of SPRE Commercial, subject to certain third-party approvals. The membership interests will be transferred to AM Denton free and clear of all liens, pledges, security interests, claims, charges, options, rights of first refusal, rights of first offer, purchase rights and other encumbrances of any kind or nature.
The aggregate purchase price for the membership interests is $2,022,017 (the “Purchase Price”). Of the Purchase Price, $50,000 was paid by AM Denton to SPRE Commercial in cash; $972,017 will be paid pursuant to a promissory note bearing interest at a rate of 7% per annum, payable in monthly installments over a 60 month period beginning April 1, 2027; and $1,000,000 will be paid pursuant to a promissory note bearing interest at a rate of 7% per annum, payable in monthly installments over an 84 month period beginning April 1, 2027. The obligations of AM Denton under the foregoing notes will be secured solely by a pledge to SPRE Commercial of AM Denton’s right, title and interest in and to the membership interests of SPRE Denton.
In addition to regularly scheduled payments under such notes, AM Denton will make revenue share payments equal to 15% of the net monthly revenue of SPRE Denton each calendar month beginning January 1, 2027 (the “Revenue Share Payments”). The Revenue Share Payments will constitute an additional payment of principal under the notes and will immediately reduce the outstanding principal balance thereof on a dollar-for-dollar basis. Upon payment in full of all outstanding principal and accrued and unpaid interest under both notes, AM Denton’s obligation to make Revenue Share Payments will automatically and permanently terminate, and SPRE Commercial will have no further right to receive any Revenue Share Payments under the MIPA.
The foregoing description of the MIPA is not complete and is qualified in its entirety by reference to the full text of the MIPA, which is filed as Exhibit 10.10 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS
The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of QumulusAI, Inc.	8-K	001-43398	3.1	July 16, 2026

3.2	Second Amended and Restated Bylaws of QumulusAI, Inc.	S-1/A	333-292514	3.2	June 10, 2026

10.1	QumulusAI, Inc. 2026 Equity Incentive Plan.	8-K	001-43398	10.1	July 16, 2026

10.2	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the QumulusAI, Inc. 2026 Equity Incentive Plan.	S-1/A	333-292514	10.45	May 1, 2026

10.3	Form of Employee Restricted Stock Unit Award Agreement under the QumulusAI, Inc. 2026 Equity Incentive Plan.	S-1/A	333-292514	10.46	May 1, 2026

10.4	Form of Employee Performance Share Unit Award Agreement under the QumulusAI, Inc. 2026 Equity Incentive Plan.	S-1/A	333-292514	10.47	May 1, 2026

10.5	Form of Employee Incentive Stock Option Award Agreement under the QumulusAI, Inc. 2026 Equity Incentive Plan.	S-1/A	333-292514	10.48	May 1, 2026

10.6	Form of Employee Non-Qualified Stock Option Award Agreement under the QumulusAI, Inc. 2026 Equity Incentive Plan.	S-1/A	333-292514	10.49	May 1, 2026

10.7	Form of Lock-Up Agreement.	S-1/A	333-292514	10.39	February 13, 2026

10.8	Form of Director and Officer Indemnification Agreement.	S-1/A	333-292514	10.57	June 29, 2026

10.9	First Amendment to Surface Lease Agreement, dated July 17, 2026, by and between TOM-STACK, LLC and SPRE WATONGA OK, LLC.	10-Q	001-43398	10.13	August 25, 2026

10.10	Membership Interest Purchase Agreement, dated November 5, 2026, between SPRE Commercial Group, Inc. and AM Denton Holdings LLC.*	Filed herewith

31.1	Certification of President and Chief Executive Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101	The following materials from QumulusAI, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith
____________
*Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUMULUSAI, INC.

Date: November 10, 2026	/s/ Michael Maniscalco
Michael Maniscalco
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	/s/ Scott Krosnowski
Scott Krosnowski
Chief Financial Officer
(Principal Financial Officer)